Form 10-Q
period 2021-09-30
FINDIT, INC.
filed 2021-11-22
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 333-254128

FINDIT, INC

(Exact name of registrant as specified in its charter)

_________________

Nevada	30-1912453
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5051 Peachtree Corners Circle, #200, Peachtree Corners, GA	30092
(Address of principal executive offices)	(Zip Code)

(404) 443-3224
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes □ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 🗹

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer	□
Non-accelerated filer □	Smaller Reporting Company	X
(Do not check if a smaller reporting company) Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No X

There were 269,745,006 shares of Common Stock issued and outstanding as of September 30, 2021.

Table of Contents

FINDIT, INC.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2021

FINDIT, INC. BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$94,725	$93,875
Accounts Receivable	3,700	971
Total Current Assets	98,425	94,846

Non-Current Assets:
Domain Name & Website, net of amortization of $55,848 and $51,399, respectively	43,404	47,854
Investment in Chill N Out Chryotherapy – related party	700,000	225,000
Total Other Assets	743,404	272,854
Total Assets	$841,829	$367,700

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$19,431	$33,061
Current Portion Long-Term Debt	1,076	1,489
Deferred Revenue	8,500	7,000
Total Current Liabilities	29,007	41,550

Long-Term Debt	198,924	148,511

Total Liabilities	227,931	190,061

Stockholders' Equity:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 269,745,006 issued and outstanding	269,745	269,745
Additional Paid in Capital	2,436,513	2,436,513
Accumulated Deficit	(2,102,260)	(2,538,519)
Total Stockholders' Equity	613,898	177,639
Total Liabilities and Stockholders' Equity	$841,829	$367,700
The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Findit Services	$37,619	$103,822	$185,597	$278,847
Sales of Essential Oils	-	3,417	1,137	4,027
Total Revenues	37,619	107,239	186,734	282,874

Cost of Goods Sold:
Purchases of Materials & Supplies	-	853	554	1,242
Freight & Shipping	-	565	-	965
Total Cost of Goods Sold	-	1,418	554	2,207

Gross Margin	37,619	105,821	186,180	280,667

Operating Expenses:
Advertising, Marketing & Press Release Expenses	1,501	209,007	5,884	259,353
Amortization Expense	1,483	1,483	4,449	4,449
Consulting Services	-	3,000	6,350	9,000
Content Writing	8,100	19,658	40,300	68,159
General and Administrative Expense	16,507	28,491	72,654	64,561
Professional Fees	6,336	17,726	45,651	24,584
Programming Fees	29,600	12,710	79,470	47,901
Web Design and Hosting Expense	10,548	13,606	38,408	47,971
Total Operating Expenses	74,075	305,681	293,166	525,978

Loss from Operations	(36,456)	(199,860)	(106,986)	(245,311)

Other Income:
Other income	4,522	-	68,245	-
Total Other Income	4,522	-	68,245	-

Loss Before Provision for Income Tax	(31,934)	(199,860)	(38,741)	(245,311)
Provision for Income Tax	-	-	-	-
Net Loss	(31,934)	(199,860)	(38,741)	(245,311)

Other Comprehensive Income (Loss)
Unrealized (loss) gain on available-for-sale securities	(1,300,000)	-	475,000	-
Total Comprehensive Income (Loss)	$(1,331,934)	$(199,860)	$436,259	$(245,311)

Income (Loss) Per Share, Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	269,745,006	265,745,006	269,745,006	265,745,006
The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC. STATEMENTS OF STOCKHOLDERS’ DEFICIT For the Three and Nine Months Ended September 30, 2020 and 2021 (Unaudited)
	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2019	265,745,006	$265,745	5,000,000	$5,000	4,9000,000	$4,900	$2,192,513	$(2,453,915)	$14,243
Net Loss	-	-	-	-	-	-	-	(16,058)	(16,058)
Balance, March 31, 2020	265,745,006	265,745	5,000,000	5,000	4,9000,000	4,900	2,192,513	(2,469,973)	(1,815)
Net Loss	-	-	-	-	-	-	-	(31,393)	(31,393)
Balance, June 30, 2020	265,745,006	265,745	5,000,000	5,000	4,9000,000	4,900	2,192,513	(2,501,366)	(33,208)
Shares issued for services	4,000,000	4,000	-	-	-	-	244,000	-	248,000
Net Loss	-	-	-	-	-	-	-	(199,860)	(199,860)
Balance, September 30, 2020	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,701,226)	$14,932
	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2020	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,538,519)	$177,639
Net Income	-	-	-	-	-	-	-	86,067	86,067
Balance, March 31, 2021	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(2,452,452)	263,706
Net Income	-	-	-	-	-	-	-	1,682,126	1,682,126
Balance, June 30, 2021	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(770,326)	1,945,832
Net Income	-	-	-	-	-	-	-	(1,331,934)	(1,331,934)
Balance, September 30, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,102,260)	$613,898

The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC. STATEMENTS OF CASHFLOWS (Unaudited)
	For the Nine Months Ended September 30,
Cash Flow from Operating Activities:	2021	2020
Net Income (Loss)	$436,259	$(245,311)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Amortization Expense	4,450	4,449
Common stock issued for services	-	248,000
Investment in Chill N Out Cryotherapy – related party	(475,000)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,729)	(15,000)
Accounts Payable	(13,630)	(36,446)
Deferred Revenue	1,500	14,000
Net Cash Used by Operating Activities	(49,150)	(30,308)

Cash Flows from Investing Activities
Investment in Virtual Class Services	-	(58,088)
Net Cash Used by Investing Activities	-	(58,088)

Cash Flows from Financing Activities
Proceeds from long term debt	50,000	150,000
Net Cash Provided by Operating Financing	50,000	150,000

Net Increase in Cash	850	61,604

Cash at Beginning of Period	93,875	37,975

Cash at End of Period	$94,725	$99,579

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental non-cash disclosure:
Unrealized gain on available-for-sale securities	$475,000	$-
The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

FINDIT, Inc., “the Company”, was organized on December 23, 1998 as a Nevada Corporation. The Company offers online products and services that consists of content distribution, content creation, web development, Search Engine Optimization, Social Media, and Social Networking Marketing Campaigns. Products and services include news and press release distribution, Findit extension domains we call Vanity Keyword URLs, Findit Prime which is a bundled package of press release distribution, vanity URL, URL submissions into the Findit search engine and social media promoted posts.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the year end financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the yearend financial statements for the most recent fiscal year have been omitted.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

Intangible Assets

Intangible assets are amortized over a period of fifteen years on a straight-line basis and consist principally of the cost to acquire the Company’s domain name.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,102,260 as of September 30, 2021, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations as they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, and/or private placement of common stock.

In order to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, the company has exited the CBD oil business which consumed substantial capital and resources and has streamlined operational costs.

NOTE 3 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2020, the shares of Chill N Out Cryotherapy have a reported market value of $700,000. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized gain reported of $475,000.

NOTE 4 – DEBT

The Company borrowed $150,000 utilizing the Small Business Administration’s Economic Injury Disaster Loan Program. The loan is repayable at 3.75% beginning one year after the proceeds were received which was July 20, 2020. Subsequently Congress has extended the repayment period to one year after the initial date, or July 20, 2022.

The Company borrowed $50,000 utilizing the Small Business Administration’s Economic Injury Disaster Loan Program. The loan is repayable at 3.75% beginning two years after the proceeds were received which was July 17, 2021. Therefore, this loan is classified as long-term in the financial statements.

	September 30, 2021	December 31, 2020
SBA Loan – July 20,2020	$150,000	$150,000
SBA Loan – July 17,2021	50,000	-
Total	$200,000	$150,000
Less: current portion	(1,076)	-
Long term portion	$198,924	$150,000

Principal payments for the next five years and thereafter are as follows:

Year Ended Amount

December 31, 2022 $ 2,163

December 31, 2023 4,449

December 31, 2024 4,619

December 31, 2025 4,795

December 31, 2026 4,978

Thereafter 178,996

Total $ 200,000

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company reimbursed Holly Andrews, holds greater than 10% of the issued and outstanding shares of the company’s common stock for office rent in the amount of $2,400 and $2,400 for the three months ended September 30, 2021 and 2020, respectively, and $11,240 and $9,600 for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, the Company reimbursed Raymond Firth, CEO, holds greater than 10% of the issued and outstanding shares of the Company’s common stock, for automobile expenses in the amount of $2,449 and $3,138, respectively.

During the nine months ended September 30, 2021 and 2020, the Company paid $8,007 and $7,366, respectively, in health and life insurance premiums on behalf of Peter Tosto. Mr. Tosto is married to Holly Andrews who holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

The Company paid $43,350 and $3,300 during the nine months ended September 30, 2021 and 2020, respectively, for services, to Raymond Firth, CEO, Director, and holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

The Company paid $6,000 and $800 during the nine months ended September 30, 2021 and 2020, respectively to Peter Tosto. Mr. Tosto is married to Holly Andrews who holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

NOTE 6 – OTHER INCOME

The Company recognized $4,522 and $68,245 in the three and nine months ended September 30, 2021, respectively, from the settlement of claims with a former commissioned sales agent in connection with the sale of CBD oil.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no material subsequent events that require disclosure in these unaudited financial statements.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended May 31, 2018.

Business of the Issuer

We were incorporated on December 23, 1998 as Findit, Inc., a Nevada corporation. Findit, Inc. owns Findit.com and the Findit App that is available in Android and IOS through the Google Play Store and the Apple App store. Findit.com and the Findit App operate as a Social Media Content Management Platform, that includes its own interactive search engine. Members can utilize Findit search to submit URLs they want Findit to index in Findit search results. Nonmembers can come to Findit and enter search queries, Findit returns matching search results from content posted in Findit along with outside web pages that have been submitted.

Both Findit.com the website and the Findit App are accessible to anyone, this means you do not need to be a member of Findit to view or search content posted in Findit. Anyone that wants to have content indexed in Findit search or viewed by visitors on Findit can do so by creating a free account and posting their content to the various verticals Findit offers.

Claim Your Name – Claim Your Name is a tool offered on Findit to members that want to have a specific URL extension after Findit.com can purchase these URLs on Findit. The purchase price for one is currently $9.95. The price has varied over several years. Members that run paid for online marketing campaigns with Findit, Inc. often get multiple Finidt URLs as part of their campaign budget. The Claim Your Name feature does provide members that have specific words in their extension URLs do get preferential indexing in Findit’s search engine.

Search Engine Optimization- Findit provides online Search Engine Optimization services also known as SEO. Findit offers these services to clients to that are seeking to index better in search engines that include but are not limited to Findit, Google, Yahoo and Bing. SEO services are offered from Findit as a one time payment for a specific task or on an ongoing basis, typically paid for monthly.

Content Campaigns- Findit® offers businesses and individuals online content campaigns. These campaigns provide Findit clients/customers with content that the Findit staff creates and posts the content created within the Findit members account that hired Findit. This content can include written words, videos, pictures, audio and back links. The purpose of these types of campaigns is to provide the Findit client with additional content for Findit and outside search engines that include but are not limited to Google, Yahoo and Bings to index and increase the clients overall online web presence organically. The content created and posted to Findit can also be shared to outside websites that are typically other social networking sites. These social sites are Facebook, Twitter, Pinterest, LinkedIN, Instagram (from the APP to IM) along with approximately 80 other social and bookmarking sites. The share function is on the Findit.com website and is provided through ShareThis®. Content campaigns typically are offered in 30 day intervals and clients automatically renew. At this time Findit does not lock clients in for more than 30 days and offer this service based on the number of pieces of content created. The content created is typically done over 30 days, but can be done in shorter or longer period of time depending on the clients instructions.

Social Media Campaigns- Findit offers clients Social Media campaign services as a paid for service. These services are offered to clients that are typically seeking more engagement from individuals on social networking sites. Clients are looking to build brand awareness, more friends and or followers, receive comments on posts, likes and or other reactions Members of Findit can also use Findit themselves to run social media campaigns without paying Findit any monies. Findit does offer some paid for tools to enhance a social media campaign that the Findit member can opt in and pay for. This includes a promoted post feature. A promoted post is currently offered at $19.00 per promoted post. A post that is promoted is created in the Findit Right Now status update section of Findit.com or from the Findit App. The member can select to have the post promoted for $19.00. Once a member selects to have the post promoted a Findit social media person will take that Right Now post and share it through Findit’s social networking accounts. These accounts include but are not limited to Google My Business, Facebook, Pinterest, Twitter and LinkedIn.

Web Design – Findit offers web design services. Findit tends to develop and build sites using Wordpress. Sites are typically built for existing clients that are utilizing Findit’s services on a monthly basis to enhance their online presence. Findit web design services are not advertised on the website as a service. The web design service is typically offered to an existing client that may benefit from a newer version website. Findit provides Members the ability to post content and once it is posted they have the option to  share the content they posted to outside websites that include but are not limited to Facebook, Pinterest, LinkiedIN, Twitter and more. In addition to the member who posts the content, anyone who views the content also has the ability to share the content to their social accounts. Once content is posted in Findit, the content gets indexed in Findit Search results.

With Findit's open platform for anyone to submit URLs that they want to have indexed in Findit along with posting status updates through Right Now. Status Updates posted in Findit can be crawled by outside search engines to assist in additional organic indexing. All post can be shared to other social and bookmarking sites.

Findit provides Real Estate Agents the ability to create their own Findit Site where they can pull and post their listing and pull in listings through IDX account.

Findit also provides News and Press Release Distribution. services.

Findit, Inc. has developed a social networking App that is available to Android and iOS devices.

Findit is is focused on the development of monetized internet-based web and app products that increase brand awareness for both private and public companies along with individuals, entrepreneurs and artists.

Findit does provide B2C sales in the CBD space as well.

Findit downloads according to Google Android Playstore is 500 plus (we do not have a specific count) and Apple IOS is reporting 8 as of April 14th 2021. These numbers are provided from Google and Apple through our accounts.  A Findit member is someone who has created a Findit account by creating a username and password on the platform. The number of members that have generated revenue in 2020 is approximately 30 customers/members . We do not determine at this time which members are active and which members are inactive. We currently do not have code written that provides these analytics. Part of the use of proceeds will enable us to bring on additional developers that will be able to write code that will provide this data.

Additionally, we may not be successful in further monetizing Findit. We currently monetize Findit in several ways, through online content marketing campaigns, offering online products and tools through Findit.com and through our CBD Topical lines; Urban CBD Collective and Urban Lifestyle Collective. If users stop using the Findit platform or we do not have growth from new user’s this will hinder Findit’s growth in the event ales from CBD Topical products does not increase this will also prevent us from future growth in this sector of our business. If the Findit Platform does not attract new members that post content or view content this could affect revenue, our financial performance and ability to grow revenue could be adversely affected.

CBD Market Opportunity:

Currently the US market for industrial hemp and the products produced from industrial hemp is roughly USD 4.63 billion with CAGR of 13.7%. The global industrial hemp market is expected to reach USD $13.03 Billion by 2026, according to a new report by Reports and Data. Hemp may be cultivated as a renewable source for raw materials that can be implemented into numerous products. It is a lucrative rotation crop for farmers attributing to the characteristics of hemp to take in CO2, detoxify the soil, and inhibit soil erosion. Hemp seeds and flowers find application in health foods, organic cosmetic products, and other nutraceuticals (pharmaceutical- and standardized nutrient) whereas the fibers and stalks are incorporated in construction materials (such as hempcrete, hemp tile, hemp insulation), hemp clothing, paper, plastic composites, and biofuel among others. The total revenue generated from the sales of hemp products in the U.S. contributed to a substantial share of the global market. However, as of today most of the raw hemp material used in U.S. consumer products were imported from other countries.

Competition

Implications of Being an “Smaller Reporting Company”

Certain reduced reporting requirements and exemptions are available to us due to the fact that we qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Investors should be aware that we will be subject to the "Penny Stock" rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares.

Competition

We face significant competition in almost every aspect of our business, including from companies such as Google, Microsoft, Facebook, Instagram, Twitter, Zillow and other press release distribution services. These competitors which offer a variety of Internet products, services, content, and online advertising offerings, as well as from mobile devices that offer products and services that may compete with specific Findit features. We also face competition from traditional and online media businesses for content to be posted on the Findit Platform.

We currently are not running paid for advertising campaigns on Findit, but we plan to in the future. When Findit does offer paid for advertising we expect to face competition from these same companies. We compete broadly with Facebook, Instagram and Twitters social networking offerings along with Google, Yahoo and Bing for search queries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

Some of our current and potential competitors have significantly greater resources and better competitive positions in certain markets than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market requirements. Our competitors may develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors, including Google, could use strong or dominant positions in one or more markets to gain competitive advantage against us in creating a similar search feature that offers people the ability to submit web pages for indexing under various titles and descriptions. Other social networking sites or sites that do not exist yet could create similar featured Findit offers to compete with our market share. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which may negatively affect our business and financial results.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the usefulness, ease of use, performance, and reliability of our products compared to our competitors;

•	the size and composition of our user base;

•	the engagement of our users with our products;

•	the timing and market acceptance of our products and our tools;

•	our ability to monetize our products, including our ability to successfully monetize app usage;

Patents, Trademarks Licenses and Other Intellectual Property

We own the following trademarks:

Findit

Findit.com

Urban CBD Collective

Urban Lifestyle Collective

Properties

The Company's corporate headquarters are located at: 5051 Peachtree Corners Circle, #200, Peachtree Corners, Georgia 30092. The Company does not own any real property.

RESULTS OF OPERATIONS

For the three and nine month periods ending September 30, 2021, the Company recognized no revenues.

For the three month period ending September 30, 2021, the Company incurred total operating losses of $36,456. This compares to the same period ending September 30, 2020. where the Company incurred total operating losses of $199,860. The net loss applicable to common shareholders was $31,934 for the three months ending September 30, 2021 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $199,860 or $(0.00) per common share for the same period last year.

For the nine month period ending September 30, 2021, the Company incurred total operating losses of $106,986. This compares to the same period ending September 30, 2020 where the Company incurred total operating losses of $245,311. The net loss applicable to common shareholders was $38,741 for the nine months ending September 30, 2021 or $(0.01) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $245,311 or $(0.01) per common share for the same period last year.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of product research and development that we will perform for the term of our plan of operation.

We have no plans to perform any product research and development at this time.

Expected purchase or sale of plant and significant equipment

Management is currently identifying equipment needed in order to begin manufacturing.

Significant changes in the number of employees

We currently have a total of five employees, two of which serve as our officers, one employee who serves as the Company controller and two employees who work in the engineering and design facility. We are dependent upon our officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2021, Findit, Inc. had $94,725 in cash and cash equivalents, and accounts receivable of $3,700 for total current assets of $98,425. As of September 30, 2021, Findit, Inc. had total current liabilities of $29,007.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, Findit, Inc. anticipates generating losses and therefore may be unable to continue operations in the future. Findit, Inc. anticipates it will require additional capital in order to develop its business. Findit, Inc. may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Accounting Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

∙ pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

∙ provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

∙ provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of September 30, 2021.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending September 30, 2021, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2021. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of September 30, 2021, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this report.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A - Risk Factors

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Registration Statement for the years ended December 31, 2019 and December 31, 2020, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2020. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditor’s opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.

We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business plan. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

2. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the period from inception (December 23, 1998) through the period ending December 31, 2020, we experienced an operating net loss of $84,604. We have cash on hand of $93,875. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to develop and expand our operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. Our near-term financing is this Offering, to help the Company raise $3,000,000, our long-term financing needs we will need to raise approximately $1,000,000, which are necessary to continue operations and to implement our plan of operations. We will require $40,000 this year and $50,000 per year going forward to cover the costs of being a public company. Further, management believes to continue operations and to implement our plan of operations, we will need to raise approximately $1,000,000 over a two-year period. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

RISK FACTORS RELEATED TO OUR BUSINESS

3. IF WE FAIL TO IMPLEMENT OUR BUSINESS STRATEGY, OUR FINANCIAL PERFORMANCE AND OUR GROWTH COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy includes several initiatives, including capitalizing on organic growth opportunities, growing complementary and integrated services lines, supplementing organic growth with strategic initiatives, and enhancing operational efficiencies and productivity. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business strategy. If we are unable to do so, our long-term growth, profitability, and ability to service our debt will be adversely affected. Even if we are able to implement some or all the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategy could also be affected by several factors beyond our control, such as changes in government regulation, increased competition, legal developments, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of sector trends, or our competition, we may have difficulty in achieving our strategic objectives.

We may become subject to future lawsuits, claims, audits, and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the acquisition. These lawsuits, claims, audits, or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

4. IF WE DO NOT ATTRACT NEW CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

We have not identified any customers and we cannot guarantee we ever will have any customers for our business. Even if we obtain new customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

5. BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our officers and directors will only be devoting limited time to our operations. Each intends to devote approximately 20-30 hours per week to our business. In particular, Our Chief Executive Officer, Raymond Firth, and our board member, Thomas Powers, are also the Chief Executive Officer and Director, respectively, of ClassWorx, Inc., a company currently trading on the OTC Pink Current tier under the symbol CHNO. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, our operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.  It is possible that the demands on them from their other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

6. OUR MANAGEMENT HAS DISCRETION AS TO HOW TO USE ANY PROCEEDS FROM THE SALE OF COMMON STOCK.

The net proceeds from the sale of our common stock under this offering will be used for the purposes described under "Use of Proceeds." We reserve the right to use the funds obtained from this Offering for other similar purposes not presently contemplated and which our management deems to be in the best interests of the company and our shareholders in order to address changed circumstances or opportunities. As a result of the foregoing, our success will be substantially dependent upon the discretion and judgment of management with respect to application and allocation of the net proceeds of this offering. Investors for the common stock offered hereby will be entrusting their funds to our management, upon whose judgment and discretion the investors must depend.

7. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Upon the effectiveness of our registration, we will incur legal, accounting and other expenses as a fully reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $40,000 of incremental operating expenses in fiscal year 2020. We project that the total incremental operating expenses of being a public company will be approximately $50,000 for fiscal year 2021. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

8. As a result of operating as a public company, our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. There may be further increases if and when we are no longer an "emerging growth company". The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the U. S. Securities and Exchange Commission have imposed and will impose various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company." For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management, as required by Section 404 of the Sarbanes-Oxley Act. Compliance will require us to increase our general and administrative expense in order to pay added compliance personnel, outside legal counsel and consultants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance function and board governance function, establishing and maintaining internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the U.S. federal securities laws. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year ending after the fifth anniversary of the completion of this offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.

9. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising in this offering and future offerings.

RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK

10. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

We have two Series of Preferred Shares issued and outstanding. Our preferred stock, par value $0.001, holds a voting weight of 2,500 common shares for each Series A preferred share, and 1,000 common shares for each Series B preferred share, and shall not be entitled to receive any dividends, shall not have any liquidation rights.

Management has no intention to apply to have any Series of the Company’s preferred stock listed or quoted on any exchange or inter-dealer quotation system. This will make ownership of our preferred shares illiquid.

12. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

13. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officer and director and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

14. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our preferred and common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

15. YOU MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF YOUR SHARES DUE TO STATE "BLUE SKY" LAWS.

Each state has its own securities laws, often called "blue sky" laws, which (1) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. We have not yet applied to have our securities registered in any state and will not do so until we receive expressions of interest from investors resident in specific states after they have viewed this Prospectus. We will initially focus our offering in the state of Nevada and we will rely on exemptions found in NRS 90.460 of the Nevada Revised Statutes. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our preferred and common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

16. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.30 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

17. WE MAY NOT BE SUCCESSFUL IN MOVING UP TO THE OTCQB

Findit, Inc. currently trades its common stock on the OTC Markets, LLC’s OTC Pink tier. It is our intention to apply to be listed for trading on OTC Markets, LLC’s OTCQB tier. However, there is no assurance that our application to trade on the OTCQB will be accepted. In that case, our common stock will continue to be listed on the OTC Pink tier.

18. THERE IS A CONCENTRATION OF VOTING POWER WTH MANAGEMENT

There is a concentration of voting power with Raymond Firth and entities associated with Holly Andrews. There are 5,000,000 Series A Preferred Shares issued and outstanding as of December 31, 2020, and each share of Series A Preferred Stock carries the weight of two thousand five hundred (2,500) votes for each share of common stock. There are 4,500,000 Series B Preferred Shares issued and outstanding as of December 31, 2020, and each share of Series B Preferred Stock carries the weight of one thousand (1,000) votes for each share of common stock. All shares of Series A and Series B Preferred shares currently outstanding are controlled by Mr. Firth and Ms. Andrews. Additionally, Mr. Firth and Ms. Andrews collectively control approximately 74% of the Company’s common stock. As such, Mr. Firth and Ms. Andrews may make all material decisions regarding the operation and corporate governance of Findit, Inc. Common stockholders do not have separate class voting rights for matters that affect their rights and privileges.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2021.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/02/2021
3.2	Bylaws, as currently in effect		S-1		3.2	09/02/2021
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Findit, Inc. Registrant

Date: November 18, 2021	/s/ Raymond Firth
Name: Raymond Firth
Title: Chief Executive Officer Principal Executive Officer

Date: November 18, 2021	/s/ Raymond Firth
Name: Raymond Firth
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Raymond Firth (Raymond Firth)	Chief Executive Officer Principal Executive Officer	November 18, 2021

/s/ Raymond Firth (Raymond Firth)	Corporate Secretary and Chief Accounting Officer	November 18, 2021