Form 10-K
period 2021-12-31
FINDIT, INC.
filed 2022-04-13
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at June 30, 2021, based on the closing sales price of the common shares of $0.018 per-share price as quoted on the Pink Sheets, was $4,855,410.11.

There were 269,745,006 shares of Common Stock issued and outstanding as of December 31, 2021.

Table of Contents

Page
PART I

ITEM 1	Description of Business

ITEM 1A.	Risk Factors

ITEM 2.	Properties

ITEM 3.	Legal Proceedings

ITEM 4.	Mine Safety Disclosures

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 8.	Financial Statements and Supplementary Data

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A.	Controls and Procedures

ITEM 9B.	Other Information

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

ITEM 15.	Exhibits and Financial Statement Schedules

Signatures

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• inability to identify new customers;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• changes in accounting principles generally accepted in the United States of America (“U.S. GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "Findit, Inc.", "the Company", "we," "us," and "our" refer to Findit, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Findit, Inc., 5051 Peachtree Corners Circle, #200, Peachtree Corners, GA 30092.

PART I

Item 1. Business

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

Findit downloads according to Google Android Playstore is 500 plus (we do not have a specific count) and Apple IOS is reporting 8 as of April 14th 2021. These numbers are provided from Google and Apple through our accounts.  A Findit member is someone who has created a Findit account by creating a username and password on the platform. The number of members that have generated revenue in 2021 is approximately 30 customers/members. We do not determine at this time which members are active and which members are inactive. We currently do not have code written that provides these analytics. Part of the use of proceeds will enable us to bring on additional developers that will be able to write code that will provide this data.

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

Item 1A. Risk Factors

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Form 10-K for the years ended December 31, 2021 and December 31, 2020, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2021. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditor’s opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.

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

2. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the year ending December 31, 2021, we experienced an operating net loss of $261,873. We have cash on hand of $24,358. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to develop and expand our operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. Our near-term financing is this Offering, to help the Company raise $3,000,000, our long-term financing needs we will need to raise approximately $1,000,000, which are necessary to continue operations and to implement our plan of operations. We will require $40,000 this year and $50,000 per year going forward to cover the costs of being a public company. Further, management believes to continue operations and to implement our plan of operations, we will need to raise approximately $1,000,000 over a two-year period. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

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

7. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Upon the effectiveness of our registration, we will incur legal, accounting and other expenses as a fully reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $40,000 of incremental operating expenses in fiscal year 2021. We project that the total incremental operating expenses of being a public company will be approximately $50,000 for fiscal year 2021. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

11. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

12. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

13. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

14. YOU MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF YOUR SHARES DUE TO STATE "BLUE SKY" LAWS.

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

15. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

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

16. WE MAY NOT BE SUCCESSFUL IN MOVING UP TO THE OTCQB

Findit, Inc. currently trades its common stock on the OTC Markets, LLC’s OTC Pink tier. It is our intention to apply to be listed for trading on OTC Markets, LLC’s OTCQB tier. However, there is no assurance that our application to trade on the OTCQB will be accepted. In that case, our common stock will continue to be listed on the OTC Pink tier.

17. THERE IS A CONCENTRATION OF VOTING POWER WTH MANAGEMENT

There is a concentration of voting power with Raymond Firth and entities associated with Holly Andrews. There are 5,000,000 Series A Preferred Shares issued and outstanding as of December 31, 2021, and each share of Series A Preferred Stock carries the weight of two thousand five hundred (2,500) votes for each share of common stock. There are 4,900,000 Series B Preferred Shares issued and outstanding as of December 31, 2021, and each share of Series B Preferred Stock carries the weight of one thousand (1,000) votes for each share of common stock. All shares of Series A and Series B Preferred shares currently outstanding are controlled by Mr. Firth and Ms. Andrews. Additionally, Mr. Firth and Ms. Andrews collectively control approximately 74% of the Company’s common stock. As such, Mr. Firth and Ms. Andrews may make all material decisions regarding the operation and corporate governance of Findit, Inc. Common stockholders do not have separate class voting rights for matters that affect their rights and privileges.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located at: 5051 Peachtree Corners Circle, #200, Peachtree Corners, Georgia 30092. The Company does not own any real property. The administrative office is being provided at no cost by an Officer of the Company. The Officer will not seek reimbursement for providing this administrative space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are presently a party to one piece of material litigation. In the Eighth Judicial District Court, Clark County, Nevada, the Company is a plaintiff in the case Findit, Inc., et al v. Todd Davis, et al. In that case, Mr. Davis, a former director of Findit, Inc., is accused of taking money from Joseph Arruzza, a shareholder of Findit, Inc., and having approximately 9,900,000 shares issued to himself and two other entities. Default has been taken against the defendants. To the knowledge of management, no litigation is threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Findit, Inc. Common Stock, $0.001 par value, is cleared for quotation on the OTC Markets, LLC Pink Current Tier, under the symbol: FDIT.

There have been a limited amount of trades of the Company’s stock since it was listed on the OTC Markets, LLC’s Pink Current Tier there are no assurances that a market will ever develop for the Company's stock.

The following table sets forth the high and low sales prices for our common stock, which has been listed on the OTC Markets, LLC’s Pink Current Tier for all periods presented.

Year ended December 31, 2021	High	Low
First Quarter	$0.15	$0.09
Second Quarter	$0.10	$0.07
Third Quarter	$0.08	$0.04
Fourth Quarter	$0.04	$0.02

Year ended December 31, 2020	High	Low
First Quarter	$0.04	$0.02
Second Quarter	$0.09	$0.01
Third Quarter	$0.20	$0.03
Fourth Quarter	$0.20	$0.09

(b) Holders of Common Stock

As of December 31, 2021, there are approximately 157 holders of record of our Common Stock and four holders of our Preferred Stock.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

None.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ending December 31, 2021 and December 31, 2020.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

Findit continues as a premium content management platform that enables members to post and manage status updates, podcasts and music, pictures, and video. All posted contented is optimized for SEO and sharing to social networks. Findit also indexes all content in its own search engine for easy retrieval and content discovery. Members can create their own, unique internet URL on Findit to further optimize indexing, search results placement and citation in internet search engines. Findit is an open platform meaning that all content is discoverable by search engines for indexing. Findit is focused on the development of monetized internet-based web products and content.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2021, the Company recognized revenues of $198,584. For the fiscal year ended December 31, 2020, the Company recognized revenues of $404,392.

For the fiscal year ended December 31, 2021, the Company incurred total operating expenses of $363,148, which consisted of $81,115 in general and administrative expenses. This compares to the fiscal year ended December 31, 2020, where the Company incurred total operating expenses of $580,943, which consisted of $71,488 in general and administrative expenses.

For the fiscal year ended December 31, 2021, the Company had other income of $68,245, from the settlement of claims with a former commissioned sales agent in connection with the sale of CBD oil, as compared to the prior fiscal year when the Company had other expense of $58,088, which consisted of a loss on impairment of investment.

For the fiscal year ended December 31, 2021, the Company had a loss applicable to common shareholders of $(261,873) or $(0.00) per common share basic and diluted, as compared to a loss applicable to common shareholders of $(84,604) or $(0.00) per common share for the year ended December 31, 2020.

During the year ended December 31, 2021, the Company used net cash of $(119,517) in operations, no cash was used in investing activities and $50,000 was provided by financing activities. During the year ended December 31, 2020, the Company used net cash of $(94,100) in operations and $150,000 was provided by financing activities.

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

Summary of any product research and development that we will perform for the term of our plan of operation.

At this time, the Company has no product research, nor development taking place, pending funding. As such, research is not required at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, the Company had cash of $24,358. At the same date, the Company had total current liabilities of $14,159.

Management intends to raise additional debt or equity financing to fund ongoing operations and for necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, the Company anticipates generating losses and therefore may be unable to continue operations in the future. The Company anticipates it will require additional capital in order to develop its business. The Company may use a combination of equity and/or debt instruments or enter into a strategic arrangement with a third party. Management has yet to find a solution to its funding requirements.

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

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's current financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

For the Year Ended December 31, 2021

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2021 and 2020
Statements of Operations for the years ended December 31, 2021 and 2020
Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020
Statements of Cash Flows for years ended December 31, 2021 and 2020
Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Findit, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Findit, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

April 13, 2022

FINDIT, INC. BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$24,358	$93,875
Accounts Receivable	—	971
Total Current Assets	24,358	94,846

Non-Current Assets:
Domain Name & Website, net of amortization of $45,577 and $51,399, respectively	43,404	47,854
Investment in Chill N Out Chryotherapy – related party	60,000	225,000
Total Other Assets	103,404	272,854
Total Assets	$127,762	$367,700

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$11,996	$33,061
Current Portion Long-Term Debt	2,163	1,489
Deferred Revenue	—	7,000
Total Current Liabilities	14,159	41,550

Long-Term Debt	197,837	148,511

Total Liabilities	211,996	190,061

Stockholders' (Deficit) Equity:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 269,745,006 issued and outstanding	269,745	269,745
Additional Paid in Capital	2,436,513	2,436,513
Accumulated Deficit	(2,800,392)	(2,538,519)
Total Stockholders' (Deficit) Equity	(84,234)	177,639
Total Liabilities and Stockholders' Deficit	$127,762	$367,700
The accompanying notes are an integral part of these financial statements.

FINDIT, INC. STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2021	2020
Revenues:
Findit Services	$197,447	$363,306
Findit Services – Related Party	—	35,868
Sales of Essential Oils	1,137	5,218
Total Revenues	198,584	404,392

Cost of Goods Sold:
Purchases of Materials & Supplies	554	3,229
Cost of Goods Sold – related party	—	35,868
Total Cost of Goods Sold	554	39,097

Gross Margin	198,030	365,295

Operating Expenses:
Advertising, Marketing & Press Release Expenses	7,383	260,870
Amortization Expense	4,449	5,932
Consulting Services	6,350	21,408
Content Writing	43,100	88,649
General and Administrative Expense	81,115	71,488
Professional Fees	60,231	39,738
Programming Fees	111,270	47,483
Web Design and Hosting Expense	49,250	45,375
Total Operating Expenses	363,148	580,943

Loss from Operations	(165,118)	(215,648)

Other Income:
Other Income	68,245	—
Loss on Impairment of Investment	—	(58,088)
Total Other Income	68,245	(58,088)

Loss Before Provision for Income Tax	(96,873)	(273,736)
Provision for Income Tax	—	—
Net Loss	(96,873)	(273,736)

Other Comprehensive Income (Loss)
Unrealized (loss) gain on available-for-sale securities	(165,000)	189,132
Total Comprehensive Loss	$(261,873)	$(84,604)

Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	269,745,006	267,963,583

The accompanying notes are an integral part of these financial statements.

FINDIT, INC. STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUTIY For the Years Ended December 31, 2021 and 2020
	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
Balance, December 31, 2019	265,745,006	$265,745	5,000,000	$5,000	4,9000,000	$4,900	$2,192,513	$(2,453,915)	$14,243
Common stock issued for services	4,000,000	4,000	—	—	—	—	244,000	—	248,000
Net Loss	—	—	—	—	—	—	—	(84,604)	(84,604)
Balance, December 31, 2020	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(2,538,519)	177,639
Net Loss	—	—	—	—	—	—	—	(261,873)	(261,873)
Balance, December 31, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,800,392)	$(84,234)

The accompanying notes are an integral part of these financial statements.

FINDIT, INC. STATEMENTS OF CASHFLOWS
	For the Years Ended December 31,
Cash Flow from Operating Activities:	2021	2020
Net Loss	$(261,873)	$(84,604)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Amortization Expense	4,449	5,932
Common stock issued for services	-	248,000
Investment in Chill N Out Cryotherapy – related party	165,000	(225,000)
Changes in Operating Assets and Liabilities:
Accounts Receivable	971	(971)
Accounts Payable	(21,064)	(37,957)
Deferred Revenue	(7,000)	500
Net Cash Used by Operating Activities	(119,517)	(94,100)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Proceeds from long term debt	50,000	150,000
Net Cash Provided by Operating Financing	50,000	150,000

Net (Decrease) Increase in Cash	(69,517)	55,900

Cash at Beginning of Year	93,875	37,975

Cash at End of Year	$24,358	$93,875

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental non-cash disclosure:
Unrealized (loss) gain on available-for-sale securities	$(165,000)	$215,000
Loss on impairment of investment	$—	$58,088
The accompanying notes are an integral part of these financial statements.

FINDIT, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2021 or 2020.

Concentration of Credit Risk

The credit risk for customer accounts is not significant due to its diverse customer base. Customer accounts typically are collected within a short period of time. The Company maintains its cash balances in one financial institution located in Atlanta, Georgia. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2021 and 2020, the Company had no uninsured cash balances.

Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020. See Note 4 for additional disclosures for the Company’s investments measured at fair value.

Stock-based Compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2021, and 2020, no liability for unrecognized tax benefits was required to be reported.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive common shares for the years ended December 31, 2021 and 2020.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,800,392 as of December 31, 2021, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of December 31, 2021, and 2020, the shares of Chill N Out Cryotherapy have a reported market value of $60,000 and $225,000, respectively. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized loss of $165,000 for the year ended December 31, 2021, and an unrealized gain of $215,00 for the December 31, 2021.

During the year ended December 31, 2020, the Company purchased the common stock of Virtual Class Services, Inc. in the following transactions: 10,000 shares at $1 per share in cash, 13,088 shares at $1 Per share in exchange for the sale of various domain names, and 35,000 shares at $1 per share in exchange for technical services provided to the company. At December 31, 2020, management determined that these shares have zero value. The Company has reported a loss on impairment of investment of $58,088.

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

	December 31, 2021	December 31, 2020
SBA Loan – July 20,2020	$150,000	$150,000
SBA Loan – July 17,2021	50,000	-
Total	$200,000	$150,000
Less: current portion	(2,163)	-
Long term portion	$197,837	$150,000

Principal payments for the next five years and thereafter are as follows:

Year Ended Amount

December 31, 2022 $ 2,163

December 31, 2023 4,449

December 31, 2024 4,619

December 31, 2025 4,795

December 31, 2026 4,978

Thereafter 178,996

Total $ 200,000

NOTE 5 – COMMON STOCK

On June 11, 2020, 4,000,000 shares were issued to Empire Associates at a share price of $0.062 and were valued at $248,000 in exchange for marketing and investor relations services.

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock holds a voting weight of 2,500 common shares, is not entitled to receive dividends and has no liquidation rights.

Series B Preferred Stock

The Series B Preferred Stock holds a voting weight of 1,000 common shares, is not entitled to receive dividends and has no liquidation rights.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company reimbursed Holly Andrews, holds greater than 10% of the issued and outstanding shares of the company’s common stock for office rent in the amount of $12,240 and $14,400 for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company reimbursed Raymond Firth, CEO, holds greater `than 10% of the issued and outstanding shares of the Company’s common stock, for automobile expenses in the amount of $2,449 and $4,748, respectively.

During the years ended December 31, 2021 and 2020, the Company paid $8,007 and $10,246, respectively, in health and life insurance premiums on behalf of Peter Tosto. Mr. Tosto is married to Holly Andrews who holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

The Company paid $52,220 and $14,750 during the years ended December 31, 2021 and 2020, respectively, for services, to Raymond Firth, CEO, Director, and holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

The Company paid $18,500 and $12,408 during the years ended December 31, 2021 and 2020, respectively to Peter Tosto. Mr. Tosto is married to Holly Andrews who holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

On November 25, 2020, the Company received 1,000,000 shares of the common stock of Chill N Out Cryotherapy in exchange for technical services provided. Chill N Out has the same majority shareholders as the Company. The shares were valued at the cost of the services provided of $35,868, which has been recorded as related party revenue with an offsetting cost of goods sold for the same amount.

NOTE 8 – OTHER INCOME

The Company recognized $68,245 in the year ended December 31, 2021, from the settlement of claims with a former commissioned sales agent in connection with the sale of CBD oil.

NOTE 9 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The provision for Federal income tax consists of the following December 31:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$(55,000)	$(18,000)
Less: valuation allowance	55,000	18,000
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$(588,000)	$(572,800)
Less: valuation allowance	588,000	572,800
Net deferred tax asset	$—	$—

At December 31, 2021, the Company had operating loss carry forwards of approximately $588,000, which may be offset against future taxable income from the year 2022 to 2042. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next twelve months.

The Company files income tax returns in the U.S. federal and state jurisdictions, which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2015 (or the tax year ended December 31, 2001 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020.

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of December 31, 2021.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review that were completed related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2021. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of December 31, 2021, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Positions and Offices Held

Raymond Firth	44	President and Director
Thomas Powers	68	Chief Executive Officer and Director

B. Work Experience

Raymond Firth. Mr. Firth joined the Air Force at the age of 18 and later went on to graduate from the University of Maryland. After graduating, Mr. Firth worked for Wang Laboratories in various roles from field engineer to Mid-South region business manager. During his time with Wang he also worked in Asia for approximately 17 years supporting government and corporate multinational accounts. After working at Wang, Mr. Firth moved back to the United States and started his own internet company. The company initially offered dialup internet access and later focused on business web application development and consulting. In 2005 Mr. Firth help launch TransWorldNews along with other web properties. Mr. Firth leads the team of software engineers and designers working on Findit.com web properties and Findit mobile device applications.

Mr. Firth is currently, in addition to Findit, Inc., the Chief Executive Officer and a Director of ClassWorx, Inc. Also, Mr. Firth is also an officer of TransWorldNews, which does not currently have any business operations due to the fact that the website www.transworldnews.com was acquired by Findit, Inc.

Thomas Powers. Mr. Powers has an extensive sales and business development background as well as being a vacation rental property manager himself.  Mr. Powers also founded Abodeca which is a direct booking vacation rental website that is now part of the Resortia family.  Mr. Powers has proven success in many other B2B ventures including the Security Industry, Merchant Services, Point of Sale and SEO consulting with Findit, Inc..  This experience combined with first-hand knowledge of online marketing SEO and Social Media along with Vacation Rental Property business and Real Estate makes him a valuable addition to the Findit team.

Mr. Powers is currently, in addition to Findit, Inc., a Director of ClassWorx, Inc.

Mr. Powers spends his time between Charleston, South Carolina and Bristol, Tennesse where he pursues a love of outdoor activities and family time.  Mr. Powers has also traveled extensively and over the years built up a great understanding and network inside the Vacation Home Management industry.  With his love of travel and people, he adds a real passion to the VR space with a sincere desire to help both guests and hosts connect to each other.

(b) Involvement in Certain Legal Proceedings.

Our director, executive officer and control person has not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of two members. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Findit, Inc. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Findit, Inc. shares, unless the transaction is approved by Findit, Inc.'s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Findit, Inc.

Item 11. Executive Compensation.

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended December 31, 2021 and December 31, 2020.

Summary Compensation Table

	Principal		Salary	Bonus	Awards	Compensation	Total
Name	Position	Year	($)	($)	($)	($)	($)
Raymond Firth	Pres./Director	2021	0	0	0	0	0
		2020	0	0	0	0	0
Thomas Powers	CEO/Director	2021	0	0	0	0	0
		2020	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end December 31, 2021.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end December 31, 2021.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end December 31, 2021.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ended December 31, 2021 or December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 31, 2021 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Findit, Inc.' common stock.

The percentages below are calculated based on 5,000,000 shares of our Series A preferred stock, 4,900,000 shares of our Series B preferred stock, and 269,745,006 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS	VOTING POWER
Preferred A	Firth Family Trust (1)	2,500,000	50.0%	35.4%
Preferred B	Firth Family Trust (1)	2,400,000	50.0%	13.6%
Common Stock	Firth Family Trust (1)	98,674,081	37.0%	0.6%
Preferred A	HVA Family Trust (2)	2,500,000	50.0%	35.4%
Preferred B	HVA Family Trust (2)	2,450,000	50.0%	13.9%
Common Stock	HVA Family Trust (2)	98,674,082	37.0%	0.6%
DIRECTORS AND OFFICERS AS A GROUP
Preferred A	(1 person)	2,500,000	50.0%	35.4%
Preferred B	(1 person)	2,400,000	50.0%	13.6%

Common Stock (1 person) 98,674,081 37.0% 0.6%

(1)	Raymond Firth, Trustee, 5051 Peachtree Corners Circle, #200, Peachtree Corners, GA 30092
(2)	Holly Andrews, Trustee, 5051 Peachtree Corners Circle, #200, Peachtree Corners, GA 30092

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Our officers and directors, Raymond Firth and Thomas Powers can be considered promoters of Findit, Inc. in consideration of his participation and managing of the business of the company.

Item 14. Principal Accountant Fees and Services.

BF Borgers CPA, P.C. served as our principal independent public accountant for reporting fiscal years ending December 31, 2021 and December 31, 2020. The following table shows the fees that we paid or accrued for the audit and other services provided by Somerset CPAs, P.C.

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
Audit Fees – BF Borgers CPA, P.C.	$24,400	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$24,400	$10,000

Audit Fees - includes fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit-Related Fees - this category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees - this category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees - this category consists of fees for services provided by our principal independent registered public accountant other than the services described above. The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our three directors pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending December 31, 2021, all fees paid to BF Borgers CPA, P.C. were unanimously pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	09/21/2021
3.2	Bylaws, as currently in effect		S-1		3.2	09/21/2021
3.3	Certificate of Amendment	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Findit, Inc. Registrant Date: April 13, 2022 /s/ Thomas Powers Name: Thomas Powers Title: Chief Executive Officer and Director Principal Executive Officer Date: April 13, 2022 /s/ Raymond Firth Name: Raymond Firth Title: President, Treasurer, Director and Principal Accounting Officer Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below. Date: April 13, 2022 /s/ Thomas Powers Name: Thomas Powers Title: Chief Executive Officer and Director Principal Executive Officer Date: April 13, 2022 /s/ Raymond Firth Name: Raymond Firth Title: President, Treasurer, Director and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Findit, Inc. Registrant

Date: April 13, 2022	/s/ Thomas Powers
Name: Raymond Firth
Title: Chief Executive Officer and Director Principal Executive Officer

Date: April 13, 2022	/s/ Raymond Firth
Name: Raymond Firth
Title: President, Treasurer, Director and Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Thomas Powers (Raymond Firth)	Chief Executive Officer and Director Principal Executive Officer	April 13, 2022

/s/ Raymond Firth (Raymond Firth)	President, Treasurer, Director and Chief Accounting Officer	April 13, 2022