Form 10-Q
period 2022-03-31
FINDIT, INC.
filed 2022-05-23
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □ No 🗹

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes □ No 🗹

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 🗹 No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ No 🗹

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 🗹

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer	□
Non-accelerated filer □	Smaller Reporting Company	🗹
(Do not check if a smaller reporting company) Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No 🗹

There were 269,745,006 shares of Common Stock issued and outstanding as of March 31, 2022.

Table of Contents

FINDIT, INC.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2021

FINDIT, INC. CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$3,438	$24,358
Accounts Receivable	—	—
Total Current Assets	3,438	24,358

Non-Current Assets:
Domain Name & Website, net of amortization of $47,060 and $45,577, respectively	41,922	43,404
Investment in Chill N Out Chryotherapy – related party	80,000	60,000
Total Other Assets	121,922	103,404
Total Assets	$125,360	$127,762

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$18,913	$11,996
Current Portion Long-Term Debt	2,163	2,163
Deferred Revenue	8,000	—
Total Current Liabilities	29,076	14,159

Long-Term Debt	197,837	197,837

Total Liabilities	226,913	211,996

Stockholders' (Deficit) Equity:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 269,745,006 issued and outstanding	269,745	269,745
Additional Paid in Capital	2,436,513	2,436,513
Accumulated Deficit	(2,817,711)	(2,800,392)
Total Stockholders' (Deficit) Equity	(101,553)	(84,234)
Total Liabilities and Stockholders' Deficit	$125,360	$127,762
The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended March 31,
	2022	2021
Revenues:
Findit Services	$7,704	$75,728
Sales of Essential Oils	—	586
Total Revenues	7,704	76,314

Operating Expenses:
Advertising, Marketing & Press Release Expenses	12	2,347
Amortization Expense	1,483	1,483
Consulting Services	—	7,350
Content Writing	18,550	16,200
General and Administrative Expense	6,622	21,584
Professional Fees	7,879	29,130
Programming Fees	3,300	26,320
Web Design and Hosting Expense	7,177	11,056
Total Operating Expenses	45,023	115,470

Loss from Operations	(37,319)	(39,156)

Other Income:
Other Income	—	43,223
Total Other Income	—	43,223

(Loss) Income Before Provision for Income Tax	(37,319)	4,067
Provision for Income Tax	—	—
Net (Loss) Income	(37,319)	4,067

Other Comprehensive Income (Loss)
Unrealized gain on available-for-sale securities	20,000	82,000
Total Comprehensive (Loss) Income	$(17,319)	$86,067

(Loss) Income Per Share, Basic and Diluted	$(0.00)	$0.00
Weighted Average Shares Outstanding, Basic and Diluted	269,745,006	267,963,583

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY For the Three Months Ended March 31, 2021 and 2022 (Unaudited)
	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2020	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,538,519)	$177,639
Net Income	—	—	—	—	—	—	—	86,067	86,067
Balance, March 31, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,452,452)	$263,706

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,800,392)	$(84,234)
Net Loss	—	—	—	—	—	—	—	(17,319)	(17,319)
Balance, March 31, 2022	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,817,711)	$(101,553)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF CASHFLOWS (Unaudited)
	For the Three Months Ended March 31,
Cash Flow from Operating Activities:	2022	2021
Net (Loss) Income	$(17,319)	$86,067
Adjustments to Reconcile Net (Loss) Income to Net Cash Used by Operating Activities:
Amortization Expense	1,483	1,483
Investment in Chill N Out Cryotherapy – related party	(20,000)	(82,000)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	971
Accounts Payable	6,916	(8,635)
Deferred Revenue	8,000	3,176
Net Cash (Used) Provided by Operating Activities	(20,920)	1,062

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities	—	—

Net (Decrease) Increase in Cash	(20,920)	1,062

Cash at Beginning of Period	24,358	93,875

Cash at End of Period	$3,438	$94,937

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental non-cash disclosure:
Unrealized gain on available-for-sale securities	$20,000	$82,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our financial statements for the fiscal year ended December 31, 2021. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of March 31, 2022, and the results of our operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2022.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,817,711 as of March 31, 2022, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of March 31, 2022 and December 31, 2021, the shares of Chill N Out Cryotherapy have a reported market value of $80,000 and $60,000, respectively. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized gain of $20,000 and $82,000 for the three months ended March 31, 2022 and 2021, respectively.

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

	March 31, 2022	December 31, 2021
SBA Loan – July 20,2020	$150,000	$150,000
SBA Loan – July 17,2021	50,000	50,000
Total	$200,000	$200,000
Less: current portion	(2,163)	(2,163)
Long term portion	$197,837	$197,837

Principal payments for the next five years and thereafter are as follows:

Year Ended Amount

December 31, 2022 $ 2,163

December 31, 2023 4,449

December 31, 2024 4,619

December 31, 2025 4,795

December 31, 2026 4,978

Thereafter 178,996

Total $ 200,000

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock holds a voting weight of 2,500 common shares, is not entitled to receive dividends and has no liquidation rights.

Series B Preferred Stock

The Series B Preferred Stock holds a voting weight of 1,000 common shares, is not entitled to receive dividends and has no liquidation rights.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company reimbursed Holly Andrews, holds greater than 10% of the issued and outstanding shares of the company’s common stock for office rent in the amount of $0 and $6,440 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021, the Company reimbursed Raymond Firth, CEO, holds greater `than 10% of the issued and outstanding shares of the Company’s common stock, for automobile expenses in the amount of $0 and $1,549, respectively.

The Company paid $3,300 and $17,500 during the three months ended March 31, 2022 and 2021, respectively, for services, to Raymond Firth, CEO, Director, and holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

For the three month period ending March 31, 2022, the Company incurred total operating losses of $37,319. This compares to the same period ending March 31, 2021. where the Company incurred total operating losses of $39,156. The net loss applicable to common shareholders was $17,319 for the three months ending March 31, 2022 or $(0.00) per common share basic and diluted for the period ending as compared to a net income applicable to common shareholders of $86,067 or $0.00 per common share for the same period last year.

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

Liquidity and Capital Resources

As of March 31, 2022, Findit, Inc. had $3,438 in cash and cash equivalents, and accounts receivable of $0 for total current assets of $3,438. As of March 31, 2022, Findit, Inc. had total current liabilities of $29,076.

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

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of September 30, 2021.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended March 31, 2022. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of March 31, 2022, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Our financial statements included with this Form 10-Q for the quarter ended March 31, 2022, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2021. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditor’s opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.

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

2. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

Through the period ending March 31, 2021, we experienced an operating net loss of $17,319. We have cash on hand of $3,438. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to develop and expand our operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. Our long-term financing needs we will need to raise approximately $1,000,000, which are necessary to continue operations and to implement our plan of operations. We will require $40,000 this year and $50,000 per year going forward to cover the costs of being a public company. Further, management believes to continue operations and to implement our plan of operations, we will need to raise approximately $1,000,000 over a two-year period. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

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

6. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

We will incur legal, accounting and other expenses as a fully reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $50,000 for fiscal year 2022. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

7. As a result of operating as a public company, our management will be required to devote substantial time to new compliance initiatives.

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

8. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

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

9. OUR PREFERRED STOCK DOES NOT PAY ANY DIVIDENDS AND CAN BE CONSIDERED ILLIQUID.

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

10. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

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

11. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

12. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

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

13. YOU MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF YOUR SHARES DUE TO STATE "BLUE SKY" LAWS.

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

14. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

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

15. WE MAY NOT BE SUCCESSFUL IN MOVING UP TO THE OTCQB

Findit, Inc. currently trades its common stock on the OTC Markets, LLC’s OTC Pink tier. It is our intention to apply to be listed for trading on OTC Markets, LLC’s OTCQB tier. However, there is no assurance that our application to trade on the OTCQB will be accepted. In that case, our common stock will continue to be listed on the OTC Pink tier.

16. THERE IS A CONCENTRATION OF VOTING POWER WTH MANAGEMENT

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

There were no unregistered sales of equity securities during the quarter ended March 31, 2022.

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

Findit, Inc. Registrant

Date: May 23, 2022	/s/ Thomas Powers
Name: Thomas Powers
Title: Chief Executive Officer Principal Executive Officer

Date: May 23, 2022	/s/ Raymond Firth
Name: Raymond Firth
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Thomas Powers (Thomas Powers)	Chief Executive Officer Principal Executive Officer	May 23, 2022

/s/ Raymond Firth (Raymond Firth)	Corporate Secretary and Chief Accounting Officer	May 23, 2022