Form 10-Q
period 2022-06-30
FINDIT, INC.
filed 2022-08-12
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □ No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes □ No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer	□
Non-accelerated filer □	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company) Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No [X]

There were 269,745,006 shares of Common Stock issued and outstanding as of June 30, 2022.

Table of Contents

FINDIT, INC.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2022

FINDIT, INC. CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$2,123	$24,358
Total Current Assets	2,123	24,358

Non-Current Assets:
Domain Name & Website, net of amortization of $48,543 and $45,577, respectively	40,438	43,404
Investment in Chill N Out Chryotherapy – related party	600	60,000
Total Other Assets	41,038	103,404
Total Assets	$43,161	$127,762

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$20,249	$11,996
Current Portion Long-Term Debt	4,367	2,163
Loans Payable – Related Party	31,795	—
Deferred Revenue	5,333	—
Total Current Liabilities	61,744	14,159

Long-Term Debt	195,633	197,837

Total Liabilities	257,377	211,996

Stockholders' (Deficit) Equity:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 269,745,006 issued and outstanding	269,745	269,745
Additional Paid in Capital	2,436,513	2,436,513
Accumulated Deficit	(2,930,374)	(2,800,392)
Total Stockholders' Deficit	(214,216)	(84,234)
Total Liabilities and Stockholders' Deficit	$43,161	$127,762
The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Findit Services	$14,258	$72,250	$21,962	$147,978
Sales of Essential Oils	—	551	—	1,137
Total Revenues	14,258	72,801	21,962	149,115

Cost of Goods Sold:
Purchases of Materials & Supplies	—	554	—	554
Total Cost of Goods Sold	—	554	—	554

Gross Margin	14,258	72,247	21,962	148,561

Operating Expenses:
Advertising, Marketing & Press Release Expenses	6,031	2,036	6,043	4,383
Amortization Expense	1,483	1,483	2,966	2,966
Consulting Services	—	—	—	7,350
Content Writing	3,200	15,000	21,750	31,200
General and Administrative Expense	7,888	34,563	14,510	56,147
Professional Fees	18,898	10,185	26,777	39,315
Programming Fees	4,750	23,550	8,050	49,870
Web Design and Hosting Expense	5,271	16,804	12,448	27,860
Total Operating Expenses	47,521	103,621	92,544	219,091

Loss from Operations	(33,263)	(31,374)	(70,582)	(70,530)

Other Income:
Other income	—	20,500	—	63,723
Total Other Income	—	20,500	—	63,723

Loss Before Provision for Income Tax	(33,263)	(10,874)	(70,582)	(6,807)
Provision for Income Tax	—	—	—	—
Net Loss	(33,263)	(10,874)	(70,582)	(6,807)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	(79,400)	1,693,000	(59,400)	1,775,000
Total Comprehensive Income (Loss)	$(112,663)	$1,682,126	$(129,982)	$1,768,193

Income (Loss) Per Share, Basic and Diluted	$(0.00)	$0.01	$(0.00)	$0.01
Weighted Average Shares Outstanding, Basic and Diluted	269,745,006	269,745,006	269,745,006	269,745,006
The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY For the Three and Six Months Ended June 30, 2021 and 2022 (Unaudited)
	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2020	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,538,519)	$177,639
Net Income	—	—	—	—	—	—	—	86,067	86,067
Balance, June 30, 2021	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(2,452,452)	263,706
Net Income	—	—	—	—	—	—	—	1,682,126	1,682,126
Balance, June 30, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(770,326)	$1,945,832

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,800,392)	$(84,234)
Net Loss	—	—	—	—	—	—	—	(17,319)	(17,319)
Balance, June 30, 2022	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(2,817,711)	(101,553)
Net Loss	—	—	—	—	—	—	—	(112,663)	(112,663)
Balance, June 30, 2022	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,930,374)	$(214,216)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF CASHFLOWS (Unaudited)
	For the Six Months Ended June 30,
Cash Flow from Operating Activities:	2022	2021
Net (Loss) Income	$(129,982)	$1,768,193
Adjustments to Reconcile Net (Loss) Income to Net Cash Used by Operating Activities:
Amortization Expense	2,966	2,967
Investment in Chill N Out Cryotherapy – related party	59,400	(1,775,000)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	971
Accounts Payable	8,253	(11,911)
Deferred Revenue	5,333	1,500
Net Cash Used by Operating Activities	(54,030)	(13,280)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from loans payable – related party	31,795	—
Net Cash Provided by Financing Activities	31,795	—

Net Change in Cash	(22,235)	(13,280)

Cash at Beginning of Period	24,358	93,875

Cash at End of Period	$2,123	$80,595

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental non-cash disclosure:
Unrealized gain on available-for-sale securities	$59,400	$1,775,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our financial statements for the fiscal year ended December 31, 2021. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of June 30, 2022, and the results of our operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2022.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,930,374 as of June 30, 2022, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of June 30, 2022 and December 31, 2021, the shares of Chill N Out Cryotherapy have a reported market value of $600 and $60,000, respectively. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized loss of $79,400 and $59,400 for the three and six months ended June 30, 2022, respectively; and an unrealized gain of $1,693,000 and $1,775,000 for the three and six months ended June 30, 2021, respectively

NOTE 4 – DEBT

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

	June 30, 2022	December 31, 2021
SBA Loan – July 20,2020	$150,000	$150,000
SBA Loan – July 17,2021	50,000	50,000
Total	$200,000	$200,000
Less: current portion	(4,367)	(2,163)
Long term portion	$195,633	$197,837

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company reimbursed Holly Andrews, holds greater than 10% of the issued and outstanding shares of the company’s common stock for office rent in the amount of $2,400 and $8,840 for the three and six months ended June 30, 2021, respectively. No funds were reimbursed for the six months ended June 30, 2022.

During the six months ended June 30, 2021, the Company reimbursed Raymond Firth, CEO, holds greater than 10% of the issued and outstanding shares of the Company’s common stock, for automobile expenses in the amount of $1,549. No funds were reimbursed for the six months ended June 30, 2022.

The Company paid $3,300 and $17,500 during the six months ended June 30, 2022 and 2021, respectively, for services, to Raymond Firth, CEO, Director, and holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

During the six months ended June 30, 2022, the Company received a total cash advance from Classworx Inc of $2,600. Classworx Inc, has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand.

During the six months ended June 30, 2022, the Company received a total cash advance from Thomas Powers, CEO of $23,370. The advance is non-interest bearing and due on demand.

During the six months ended June 30, 2022, the Company received a total cash advance from TransworldNews, Inc. of $10,500. TransworldNews has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand.

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

RESULTS OF OPERATIONS

For the three and six month periods ending June 30, 2022, the Company recognized total revenues of $14,258 and $21,962 respectively.

For the three month period ending June 30, 2022, the Company incurred total operating losses of $33,263. This compares to the same period ending June 30, 2021, where the Company incurred total operating losses of $31,374. The net loss applicable to common shareholders was $33,263 for the three months ending June 30, 2022 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $10,874 or $0.00 per common share for the same period last year.

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

Liquidity and Capital Resources

As of June 30, 2022, Findit, Inc. had $2,123 in cash and cash equivalents, and accounts receivable of $0 for total current assets of $2,123. As of June 30, 2022, Findit, Inc. had total current liabilities of $61,744.

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

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of September 30, 2021.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending June 30, 2022, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2022. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, COSO released an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework’s ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of June 30, 2022, the Company has transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Our financial statements included with this Form 10-Q for the quarter ended June 30, 2022, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2021. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditor’s opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.

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

2. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

Through the period ending June 30, 2022, we experienced an operating net loss of $33,263. We have cash on hand of $2,123. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to develop and expand our operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. Our long-term financing needs we will need to raise approximately $1,000,000, which are necessary to continue operations and to implement our plan of operations. We will require $40,000 this year and $50,000 per year going forward to cover the costs of being a public company. Further, management believes to continue operations and to implement our plan of operations, we will need to raise approximately $1,000,000 over a two-year period. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.

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

16. THERE IS A CONCENTRATION OF VOTING POWER WTH MANAGEMENT

There is a concentration of voting power with Raymond Firth and entities associated with Holly Andrews. There are 5,000,000 Series A Preferred Shares issued and outstanding as of June 30, 2022, and each share of Series A Preferred Stock carries the weight of two thousand five hundred (2,500) votes for each share of common stock. There are 4,500,000 Series B Preferred Shares issued and outstanding as of June 30, 2022, and each share of Series B Preferred Stock carries the weight of one thousand (1,000) votes for each share of common stock. All shares of Series A and Series B Preferred shares currently outstanding are controlled by Mr. Firth and Ms. Andrews. Additionally, Mr. Firth and Ms. Andrews collectively control approximately 74% of the Company’s common stock. As such, Mr. Firth and Ms. Andrews may make all material decisions regarding the operation and corporate governance of Findit, Inc. Common stockholders do not have separate class voting rights for matters that affect their rights and privileges.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2022.

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

Findit, Inc. Registrant

Date: August 12, 2022	/s/ Thomas Powers
Name: Thomas Powers
Title: Chief Executive Officer Principal Executive Officer

Date: August 12, 2022	/s/ Raymond Firth
Name: Raymond Firth
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Thomas Powers (Thomas Powers)	Chief Executive Officer Principal Executive Officer	August 12, 2022

/s/ Raymond Firth (Raymond Firth)	Corporate Secretary and Chief Accounting Officer	August 12, 2022