Form 10-Q
period 2022-09-30
FINDIT, INC.
filed 2022-11-21
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 269,745,006 shares of Common Stock issued and outstanding as of September 30, 2022.

Table of Contents

FINDIT, INC.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2021

FINDIT, INC. CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current Assets:
Cash	$1,541	$24,358
Total Current Assets	1,541	24,358

Non-Current Assets:
Domain Name & Website, net of amortization of $50,023 and $45,577, respectively	38,955	43,404
Investment in Chill N Out Chryotherapy – related party	21,000	60,000
Total Other Assets	59,955	103,404
Total Assets	$61,496	$127,762

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$17,366	$11,996
Current Portion Long-Term Debt	3,128	2,163
Loans Payable – Related Party	37,470	—
Deferred Revenue	2,667	—
Total Current Liabilities	60,631	14,159

Long-Term Debt	196,872	197,837

Total Liabilities	257,503	211,996

Stockholders' (Deficit) Equity:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 269,745,006 issued and outstanding	269,745	269,745
Additional Paid in Capital	2,436,513	2,436,513
Accumulated Deficit	(2,912,165)	(2,800,392)
Total Stockholders' Deficit	(196,007)	(84,234)
Total Liabilities and Stockholders' Deficit	$61,496	$127,762
The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Findit Services	$11,283	$37,619	$33,245	$185,597
Sales of Essential Oils	—	—	—	1,137
Total Revenues	11,283	37,619	33,245	186,734

Cost of Goods Sold:
Purchases of Materials & Supplies	—	—	—	554
Total Cost of Goods Sold	—	—	—	554

Gross Margin	11,283	37,619	33,245	186,180

Operating Expenses:
Advertising, Marketing & Press Release Expenses	—	1,501	6,043	5,884
Amortization Expense	1,483	1,483	4,449	4,449
Consulting Services	—	—	—	6,350
Content Writing	—	8,100	21,750	40,300
General and Administrative Expense	6,374	16,507	20,884	72,654
Professional Fees	836	6,336	27,613	45,651
Programming Fees	1,100	29,600	9,150	79,470
Web Design and Hosting Expense	3,681	10,548	16,129	38,408
Total Operating Expenses	13,474	74,075	106,018	293,166

Loss from Operations	(2,191)	(36,456)	(72,773)	(106,986)

Other Income:
Other income	—	4,522	—	68,245
Total Other Income	—	4,522	—	68,245

Loss Before Provision for Income Tax	(2,191)	(31,934)	(72,773)	(38,741)
Provision for Income Tax	—	—	—	-
Net Loss	(2,191)	(31,934)	(72,773)	(38,741)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities	20,400	(1,300,000)	(39,000)	475,000
Total Comprehensive Income (Loss)	$18,209	$(1,331,934)	$(111,773)	$436,259

Income (Loss) Per Share, Basic and Diluted	$0.00	$(0.00)	$(0.00)	$0.00
Weighted Average Shares Outstanding, Basic and Diluted	269,745,006	269,745,006	269,745,006	269,745,006
The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY For the Three and Nine Months Ended September 30, 2021 and 2022 (Unaudited)
	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2020	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,538,519)	$177,639
Net Income	—	—	—	—	—	—	—	86,067	86,067
Balance, March 31, 2021	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(2,452,452)	263,706
Net Income	—	—	—	—	—	—	—	1,682,126	1,682,126
Balance, June 30, 2021	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(770,326)	1,945,832
Net Loss	—	—	—	—	—	—	—	(1,331,934)	(1,331,934)
Balance, September 30, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,102,260)	$613,898

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2021	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,800,392)	$(84,234)
Net Loss	—	—	—	—	—	—	—	(17,319)	(17,319)
Balance, March 31, 2022	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(2,817,711)	(101,553)
Net Loss	—	—	—	—	—	—	—	(112,663)	(112,663)
Balance, June 30, 2022	269,745,006	269,745	5,000,000	5,000	4,9000,000	4,900	2,436,513	(2,930,374)	(214,216)
Net Income	—	—	—	—	—	—	—	18,209	18,209
Balance, September 30, 2022	269,745,006	$269,745	5,000,000	$5,000	4,9000,000	$4,900	$2,436,513	$(2,912,165)	$(196,007)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC. CONDENSED STATEMENTS OF CASHFLOWS (Unaudited)
	For the Nine Months Ended September 30,
Cash Flow from Operating Activities:	2022	2021
Net (Loss) Income	$(111,773)	$436,259
Adjustments to Reconcile Net (Loss) Income to Net Cash Used by Operating Activities:
Amortization Expense	4,449	4,450
Investment in Chill N Out Cryotherapy – related party	39,000	(475,000)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	(2,729)
Accounts Payable	5,369	(13,630)
Deferred Revenue	2,667	1,500
Net Cash Used by Operating Activities	(60,288)	(49,150)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from long term debt		50,000
Proceeds from loans payable – related party	37,471	—
Net Cash Provided by Financing Activities	37,471	50,000

Net Change in Cash	(22,817)	850

Cash at Beginning of Period	24,358	93,875

Cash at End of Period	$1,541	$94,725

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

Supplemental non-cash disclosure:
Unrealized (loss) gain on available-for-sale securities	$(39,000)	$475,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

FINDIT, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our financial statements for the fiscal year ended December 31, 2021. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of September 30, 2022, and the results of our operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2022.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,912,165 as of September 30, 2022, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of September 30, 2022 and December 31, 2021, the shares of Chill N Out Cryotherapy have a reported market value of $21,000 and $60,000, respectively. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized gain of $20,400 and an unrealized loss of $39,000 for the three and nine months ended September 30, 2022, respectively; and an unrealized loss of $1,300,000 and an unrealized gain of $475,000 for the three and nine months ended September 30, 2021, respectively

NOTE 4 – DEBT

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

	September 30, 2022	December 31, 2021
SBA Loan – July 20,2020	$150,000	$150,000
SBA Loan – July 17,2021	50,000	50,000
Total	$200,000	$200,000
Less: current portion	(3,128)	(2,163)
Long term portion	$196,872	$197,837

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company reimbursed Holly Andrews, holds greater than 10% of the issued and outstanding shares of the company’s common stock for office rent in the amount of $2,400 and $11,240 for the three and nine months ended September 30, 2021, respectively. No funds were reimbursed for the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, the Company reimbursed Raymond Firth, CEO, holds greater than 10% of the issued and outstanding shares of the Company’s common stock, for automobile expenses in the amount of $2,449. No funds were reimbursed for the nine months ended September 30, 2022.

The Company paid $3,300 and $43,350 during the nine months ended September 30, 2022 and 2021, respectively, for services, to Raymond Firth, CEO, Director, and holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

During the nine months ended September 30, 2022, the Company received a total cash advance from Classworx Inc of $2,800. Classworx Inc, has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand.

During the nine months ended September 30, 2022, the Company received a total cash advance from Thomas Powers, CEO of $24,370. The advance is non-interest bearing and due on demand.

During the nine months ended September 30, 2022, the Company received a total cash advance from TransworldNews, Inc. of $10,500, $200 of of which was repaid, for a balance due of $10,300. TransworldNews has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand.

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

RESULTS OF OPERATIONS

For the three and nine month periods ending September 30, 2022, the Company recognized revenues of $11,283 and $33,245 respectively.

For the three month period ending September 30, 2022, the Company incurred total operating losses of $2,191. This compares to the same period ending September 30, 2021. where the Company incurred total operating losses of $36,456. The net loss applicable to common shareholders was $2,191 for the three months ending September 30, 2022 or $(0.00) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $31,934 or $(0.00) per common share for the same period last year.

For the nine month period ending September 30, 2022, the Company incurred total operating losses of $72,773. This compares to the same period ending September 30, 2021 where the Company incurred total operating losses of $106,986. The net loss applicable to common shareholders was $72,773 for the nine months ending September 30, 2022 or $(0.01) per common share basic and diluted for the period ending as compared to a net loss applicable to common shareholders of $38,741 or $(0.01) per common share for the same period last year.

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

Liquidity and Capital Resources

As of September 30, 2022, Findit, Inc. had $1,541 in cash and cash equivalents, for total current assets of $1,541. As of September 30, 2022, Findit, Inc. had total current liabilities of $60,631.

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

Management, with the participation of the Chief Executive Officer, Chief Accounting Officer, and Company Controller, who are all members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Board of Directors concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of September 30, 2021.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending September 30, 2022, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2022.

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

Findit, Inc. Registrant

Date: November 18, 2022	/s/ Thomas Powers
Name: Thomas Powers
Title: Chief Executive Officer Principal Executive Officer

Date: November 18, 2022	/s/ Raymond Firth
Name: Raymond Firth
Title: Chief Accounting Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Thomas Powers (Thomas Powers)	Chief Executive Officer Principal Executive Officer	November 18, 2022

/s/ Raymond Firth (Raymond Firth)	Corporate Secretary and Chief Accounting Officer	November 18, 2022