Form 10-K
period 2022-12-31
FINDIT, INC.
filed 2023-04-04
CIK 1593184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to

Commission file number: 000-56345

FINDIT, INC.

(Exact name of Company in its charter)

Nevada	30-1912453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

5051 Peachtree Corners, #200

Peachtree Corners, GA 30092

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code: (843) 532-1759

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on June 30, 2022, was approximately $941,159.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2023 was 273,750,406 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Findit, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

i

PART I

ITEM 1. BUSINESS

We were incorporated on December 23, 1998 as Findit, Inc., a Nevada corporation. The Company owns Findit.com and the Findit App that is available in Android and IOS through Google Play and the Apple App store. Findit.com and the Findit App operate as a Social Media Content Management Platform, that includes its own interactive search engine. Members can utilize Findit search to submit URLs they want Findit to index in Findit search results. Nonmembers can come to Findit and enter search queries, Findit returns matching search results from content posted in Findit along with outside web pages that have been submitted.

Both Findit.com, the website and the Findit App are accessible to anyone, this means you do not need to be a member of Findit to view or search content posted in Findit. Anyone that wants to have content indexed in Findit search or viewed by visitors on Findit can do so by creating a free account and posting their content to the various verticals Findit offers.

Claim Your Name – Claim Your Name is a tool offered on Findit to members that want to have a specific URL extension after Findit.com can purchase these URLs on Findit. The purchase price for one is currently $9.95. The price has varied over several years. Members that run paid for online marketing campaigns with the Company often get multiple Finidt URLs as part of their campaign budget. The Claim Your Name feature does provide members that have specific words in their extension URLs do get preferential indexing in the Company’s search engine.

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

Content Campaigns- Findit® offers businesses and individuals online content campaigns. These campaigns provide Findit clients/customers with content that the Findit staff creates and posts the content created within the Findit members account that hired Findit. This content can include written words, videos, pictures, audio and back links. The purpose of these types of campaigns is to provide the Findit client with additional content for Findit and outside search engines that include but are not limited to Google, Yahoo and Bings to index and increase the clients overall online web presence organically. The content created and posted to Findit can also be shared to outside websites that are typically other social networking sites. These social sites are Facebook, Twitter, Pinterest, LinkedIN, Instagram (from the APP to IM) along with approximately 80 other social and bookmarking sites. The share function is on the Findit.com website and is provided through ShareThis®. Content campaigns typically are offered in 30 day intervals and clients automatically renew. At this time Findit does not lock clients in for more than 30 days and offer this service based on the number of pieces of content created. The content created is typically done over 30 days but can be done in shorter or longer period of time depending on the clients instructions.

Social Media Campaigns- The Company offers clients Social Media campaign services as a paid for service. These services are offered to clients that are typically seeking more engagement from individuals on social networking sites. Clients are looking to build brand awareness, more friends and or followers, receive comments on posts, likes and or other reactions Members of Findit can also use Findit themselves to run social media campaigns without paying Findit any monies. Findit does offer some paid for tools to enhance a social media campaign that the Findit member can opt in and pay for. This includes a promoted post feature. A promoted post is currently offered at $19.00 per promoted post. A post that is promoted is created in the Findit Right Now status update section of Findit.com or from the Findit App. The member can select to have the post promoted for $19.00. Once a member selects to have the post promoted a Findit social media person will take that Right Now post and share it through Findit’s social networking accounts. These accounts include but are not limited to Google My Business, Facebook, Pinterest, Twitter and LinkedIn.

Web Design – The Company offers web design services. The Company tends to develop and build sites using Wordpress. Sites are typically built for existing clients that are utilizing the Company’s services on a monthly basis to enhance their online presence. The Company’s web design services are not advertised on the website as a service. The web design service is typically offered to an existing client that may benefit from a newer version website. The Company provides Members the ability to post content and once it is posted they have the option to share the content they posted to outside websites that include but are not limited to Facebook, Pinterest, LinkiedIN, Twitter and more. In addition to the member who posts the content, anyone who views the content also has the ability to share the content to their social accounts. Once content is posted in Findit, the content gets indexed in Findit Search results.

With the Company’s open platform for anyone to submit URLs that they want to have indexed in the Company along with posting status updates through Right Now. Status Updates posted in the Company can be crawled by outside search engines to assist in additional organic indexing. All post can be shared to other social and bookmarking sites.

The Company provides Real Estate Agents the ability to create their own Findit Site where they can pull and post their listing and pull in listings through IDX account.

The Company also provides News and Press Release Distribution. services.

The Company. has developed a social networking App that is available to Android and iOS devices.

The Company is focused on the development of monetized internet-based web and app products that increase brand awareness for both private and public companies along with individuals, entrepreneurs and artists.

The Company does provide B2C sales in the CBD space as well.

Apple IOS is reporting 96 downloads, 2.7k impressions in 2022 and an additional 16 downloads, 1.7k impressions to date in 2023. The Company’s downloads according to Google Play are currently unknown but management is of the opinion that the number would not be significantly different than the iOS downloads and usage. These numbers are provided from Apple through our accounts. At this time, the Company has not been able to access its Google account due to authorization protocols. A Findit member is someone who has created a Findit account by creating a username and password on the platform. The number of members that have generated revenue in 2022 is approximately 76,000 customers/members. We do not determine, at this time, which members are active and which members are inactive. We currently do not have code written that provides these analytics. We intend, as funds allow, to bring on additional developers that will be able to write code that will provide this data.

Additionally, we may not be successful in further monetizing Findit. We currently monetize Findit in several ways, through online content marketing campaigns, offering online products and tools through Findit.com and through our CBD Topical lines; Urban CBD Collective and Urban Lifestyle Collective. If users stop using the Findit platform or we do not have growth from new user’s this will hinder the Company’s growth in the event ales from CBD Topical products does not increase this will also prevent us from future growth in this sector of our business. If the Company’s Platform does not attract new members that post content or view content this could affect revenue, our financial performance and ability to grow revenue could be adversely affected.

CBD Market Opportunity. Currently the US market for industrial hemp and the products produced from industrial hemp is roughly USD 4.63 billion with CAGR of 13.7%. The global industrial hemp market is expected to reach USD $13.03 Billion by 2026, according to a new report by Reports and Data. Hemp may be cultivated as a renewable source for raw materials that can be implemented into numerous products. It is a lucrative rotation crop for farmers attributing to the characteristics of hemp to take in CO2, detoxify the soil, and inhibit soil erosion. Hemp seeds and flowers find application in health foods, organic cosmetic products, and other nutraceuticals (pharmaceutical- and standardized nutrient) whereas the fibers and stalks are incorporated in construction materials (such as hempcrete, hemp tile, hemp insulation), hemp clothing, paper, plastic composites, and biofuel among others. The total revenue generated from the sales of hemp products in the U.S. contributed to a substantial share of the global market. However, as of today most of the raw hemp material used in U.S. consumer products were imported from other countries.

Proposed Merger. On December 29, 2022, the Company announced it had entered into a definitive merger agreement (the “Merger Agreement”) with BioRegenx, Inc. (“BioRegenx”), a Nevada corporation.

Pursuant to the Merger Agreement, BioRegenx shall be merged into the Company and all of the issued and outstanding BioRegenx common and preferred shares shall be exchanged for common and preferred shares of Company. The Company shall issue common and preferred shares in an amount equivalent to 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares shall retire their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares to be retired represent a voting control of 98.47% of the Company. The exchange value of the Company’s stock would be the average closing price of the Company for the month of November 2022.

As soon as practical after the merger, both parties agree to the implementation of up to a 1 for 25 reverse split of the Company's common and preferred stock to improve the Company's ability to attract institutional investors and analysts as well as to graduate to a senior exchange (OTCQB, NASDAQ).

The completion of the merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance, the approval of BioRegenx shareholders and the approval of the Company’s shareholders. The Board of Directors of both companies have approved the merger. The Company has filed the Preliminary Schedule 14C and is currently in the review process.

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

We currently are not running paid for advertising campaigns on Findit, but we plan to in the future. When the Company does offer paid for advertising we expect to face competition from these same companies. We compete broadly with Facebook, Instagram and Twitters social networking offerings along with Google, Yahoo and Bing for search queries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company's corporate headquarters are located at: 5051 Peachtree Corners Circle, #200, Peachtree Corners, Georgia 30092. The Company does not own any real property. The administrative office is being provided at no cost by an Officer of the Company. The Officer will not seek reimbursement for providing this administrative space.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are presently a party to one piece of material litigation. In the Eighth Judicial District Court, Clark County, Nevada, the Company is a plaintiff in the case Findit, Inc., et al v. Todd Davis, et al. In that case, Mr. Davis, a former director of the Company, is accused of taking money from Joseph Arruzza, a shareholder of the Company., and having approximately 9,900,000 shares issued to himself and two other entities. Default has been taken against the defendants. To the knowledge of management, no litigation is threatened against us, which may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

a) Market Information. The Company trades under the symbol FDIT on the OTC Markets Pink. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

There have been a limited amount of trades of the Company’s stock since it was listed on the OTC Markets Pink there are no assurances that a market will ever develop for the Company's stock.

The following table sets forth the high and low sales prices for our common stock, which has been listed on the OTC Markets Pink for all periods presented.

Year Ended December 31, 2022	High	Low
3/31/22	$.0168	$.0150
6/30/22	$.0131	$.0130
9/30/22	$.0140	$.0139
12/31/22	$.0600	$.0171

Year Ended December 31, 2021	High	Low
3/31/21	$.1200	$.1050
6/30/21	$.0800	$.0760
9/30/21	$.0454	$.0390
12/31/21	$.0230	$.0120

b) Holders. On March 31, 2022, there were 157 shareholders of record of our common stock.

c) Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans.

There are no outstanding grants or rights or any equity compensation plan in place.

e) Performance graph. Not applicable.

f) Sale of unregistered securities. None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance, or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Results of Operations

For the year ended December 31, 2022, the Company received total revenues from Findit services of $42,159 with cost of goods sold of $0 resulting in a gross margin of $42,159. Comparatively, for the year ended December 31, 2021, the Company received total revenues from Findit services of $197,447 and the sales of essential oils of $1,137 for an aggregate of $198,584. Cost of goods sold consisted of purchases of material and supplies of $554 resulting in a gross margin of $198,303.

For the year ended December 31, 2022, the Company incurred total operating expenses of $120,467 which consisted of advertising, marketing and press release expenses of $6,043, amortization expense of $5,932, content writing of $21,750, professional fees of $27,928, programming fees of $9,735, web design and hosting expense of $21,432 and general and administrative expenses of $27,647. Comparatively, for the year ended December 31, 2022, the Company incurred total operating expenses of $363,148 which consisted of advertising, marketing and press release expenses of $7,383, amortization expense of $4,449, consulting services of $6,350, content writing of $43.100, professional fees of $60,231, programming fees of $111,270, web design and hosting expense of $49,250 and general and administrative expenses of $81,115.

For the fiscal year ended December 31, 2021, the Company had other income of $68,245, from the settlement of claims with a former commissioned sales agent in connection with the sale of CBD oil, as compared to the prior fiscal year when the Company had other expense of $58,088, which consisted of a loss on impairment of investment.

For the years ended December 31, 2022 and 2021, the Company had a net loss of ($78,308) and $(96,873), respectively.

For the years ended December 31, 2022 and 2021, the Company had unrealized loss on available-for-sale securities of $(39,000) and $(165,000), respectively resulting in total comprehensive loss of $(177,308) and $(261,873) for the respective periods.

Liquidity and Capital Resources

For the year ended December 31, 2022, the Company had a net loss of $(117,308). For the year ended December 31, 2022, the Company incurred amortization expense of $5,932, investment in Chill N Out Cryotherapy-related party of $39,000, and accounts payable of $7,724 resulting in net cash used by operating activities of $(64,652).

For the year ended December 31, 2021, the Company had a net loss of $(261,873). For the year ended December 31, 2022, the Company incurred amortization expense of $4,449, investment in Chill N Out Cryotherapy-related party of $165,000, accounts receivable of $971, accounts payable of $(21,064) and deferred revenue of $(7,000) resulting in net cash used by operating activities of $(119,517).

For the years ended December 31, 2022 and 2021, the Company did not pursue any investing activities.

For the year ended December 31, 2022, the Company received proceeds from loans payable-related party of $41,670 and repayment of loans-related party of $(700) resulting in net cash provided by financing activities of $40,970.

For the year ended December 31, 2021, the Company received proceeds from long term debt of $50,000 resulting in net cash provided by financing activities of $50,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINDIT, INC.

Financial Statements

For the Year Ended December 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Findit, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Findit, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

March 31, 2023

FINDIT, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$676	$24,358
Total Current Assets	676	24,358

Non-Current Assets:
Domain Name & Website, net of amortization of $51,509 and $45,577, respectively	37,473	43,404
Investment in Chill N Out Chryotherapy – related party	21,000	60,000
Total Other Assets	58,473	103,404
Total Assets	$59,149	$127,762

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$19,721	$11,996
Current Portion Long-Term Debt	4,189	2,163
Loans Payable – Related Party	40,970	–
Total Current Liabilities	64,880	14,159
Long-Term Debt	195,811	197,837
Total Liabilities	260,691	211,996

Stockholders' (Deficit) Equity:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 269,745,006 issued and outstanding	269,745	269,745
Additional Paid in Capital	2,436,513	2,436,513
Accumulated Deficit	(2,917,700)	(2,800,392)
Total Stockholders' Deficit	(201,542)	(84,234)
Total Liabilities and Stockholders' Deficit	$59,149	$127,762

The accompanying notes are an integral part of these financial statements.

FINDIT, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Revenues:
Findit Services	$42,159	$197,447
Sales of Essential Oils	–	1,137
Total Revenues	42,159	198,584

Cost of Goods Sold:
Purchases of Materials & Supplies	–	554
Total Cost of Goods Sold	–	554

Gross Margin	42,159	198,030

Operating Expenses:
Advertising, Marketing & Press Release Expenses	6,043	7,383
Amortization Expense	5,932	4,449
Consulting Services	–	6,350
Content Writing	21,750	43,100
General and Administrative Expense	27,647	81,115
Professional Fees	27,928	60,231
Programming Fees	9,735	111,270
Web Design and Hosting Expense	21,432	49,250
Total Operating Expenses	120,467	363,148

Loss from Operations	(78,308)	(165,118)

Other Income:
Other Income	–	68,245
Total Other Income	–	68,245

Loss Before Provision for Income Tax	(78,308)	(96,873)
Provision for Income Tax	–	–
Net Loss	(78,308)	(96,873)

Other Comprehensive Loss
Unrealized loss on available-for-sale securities	(39,000)	(165,000)
Total Comprehensive Loss	$(117,308)	$(261,873)

Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	269,745,006	269,745,006

The accompanying notes are an integral part of these financial statements.

FINDIT, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2022 and 2021

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2020	269,745,006	$269,745	5,000,000	$5,000	4,900,000	$4,900	$2,436,513	$(2,538,519)	$177,639
Net Loss	–	–	–	–	–	–	–	(261,873)	(261,873)
Balance, December 31, 2021	269,745,006	269,745	5,000,000	5,000	4,900,000	4,900	2,436,513	(2,800,392)	(84,234)
Net Loss	–	–	–	–	–	–	–	(117,308)	(117,308)
Balance, December 31, 2022	269,745,006	$269,745	5,000,000	$5,000	4,900,000	$4,900	$2,436,513	$(2,917,700)	$(201,542)

The accompanying notes are an integral part of these financial statements.

FINDIT, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flow from Operating Activities:
Net Loss	$(117,308)	$(261,873)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Amortization Expense	5,932	4,449
Investment in Chill N Out Cryotherapy – related party	39,000	165,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	–	971
Accounts Payable	7,724	(21,064)
Deferred Revenue	–	(7,000)
Net Cash Used by Operating Activities	(64,652)	(119,517)

Cash Flows from Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from long term debt	–	50,000
Proceeds from loans payable – related party	41,670	–
Repayment of loans – related party	(700)	–
Net Cash Provided by Financing Activities	40,970	50,000

Net Change in Cash	(23,682)	(69,517)

Cash at Beginning of Year	24,358	93,875

Cash at End of Year	$676	$24,358

Cash Paid During the Year for:
Interest	$–	$–
Income Taxes	$–	$–

Supplemental non-cash disclosure:
Unrealized loss on available-for-sale securities	$(39,000)	$(165,000)

The accompanying notes are an integral part of these financial statements.

FINDIT, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – ORGANIZATION & NATURE OF OPERATIONS

FINDIT, Inc., (“the Company”), was organized on December 23, 1998 as a Nevada Corporation. The Company offers online products and services that consists of content distribution, content creation, web development, Search Engine Optimization, Social Media, and Social Networking Marketing Campaigns. Products and services include news and press release distribution, Findit extension domains we call Vanity Keyword URLs, Findit Prime which is a bundled package of press release distribution, vanity URL, URL submissions into the Findit search engine and social media promoted posts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2022 or 2021.

Concentration of Credit Risk

The credit risk for customer accounts is not significant due to its diverse customer base. Customer accounts typically are collected within a short period of time. The Company maintains its cash balances in one financial institution located in Atlanta, Georgia. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2022 and 2021, the Company had no uninsured cash balances.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2022. See Note 4 for additional disclosures for the Company’s investments measured at fair value.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive common shares for the years ended December 31, 2022 and 2021.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,917,700 as of December 31, 2022, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of December 31, 2022 and 2021, the shares of Chill N Out Cryotherapy have a reported market value of $21,000 and $60,000, respectively. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized loss of $39,000 and $165,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 – DEBT

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

	December 31, 2022	December 31, 2021
SBA Loan – July 20,2020	$150,000	$150,000
SBA Loan – July 17,2021	50,000	50,000
Total	$200,000	$200,000
Less: current portion	(4,189)	(2,163)
Long term portion	$195,811	$197,837

Principal payments for the next five years and thereafter are as follows:

Schedule of debt maturity
Year Ended	Amount
December 31, 2023	$4,449
December 31, 2024	4,619
December 31, 2025	4,795
December 31, 2026	4,978
December 31, 2027	5,168
Thereafter	180,440
Total	$200,000

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock holds a voting weight of 2,500 common shares, is not entitled to receive dividends and has no liquidation rights.

Series B Preferred Stock

The Series B Preferred Stock holds a voting weight of 1,000 common shares, is not entitled to receive dividends and has no liquidation rights.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company reimbursed Holly Andrews, holds greater than 10% of the issued and outstanding shares of the company’s common stock, for office rent in the amount of $0 and $12,240 for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, the Company reimbursed Raymond Firth, CEO, holds greater than 10% of the issued and outstanding shares of the Company’s common stock, for automobile expenses in the amount of $2,449. No funds were reimbursed for year ended December 31, 2022.

The Company paid $3,485 and $52,220 during years ended December 31, 2022 and 2021, respectively, for services, to Raymond Firth, CEO, Director, and holds greater than 10% of the issued and outstanding shares of the Company’s common stock.

During the year ended December 31, 2022, the Company received a total cash advance from Classworx Inc of $2,900. Classworx Inc, has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand.

During the year ended December 31, 2022, the Company received a total cash advance from Thomas Powers, CEO of $28,270. The advance is non-interest bearing and due on demand.

During the year ended December 31, 2022, the Company received a total cash advance from TransworldNews, Inc. of $10,500, $700 of which was repaid, for a balance due of $9,800. TransworldNews has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand.

NOTE 8 – OTHER INCOME

The Company recognized $68,245 in the year ended December 31, 2021, from the settlement of claims with a former commissioned sales agent in connection with the sale of CBD oil.

NOTE 9 – INCOME TAX

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

The provision for Federal income tax consists of the following December 31:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$(25,000)	$(55,000)
Less: valuation allowance	25,000	55,000
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$(613,000)	$(588,000)
Less: valuation allowance	613,000	588,000
Net deferred tax asset	$–	$–

At December 31, 2022, the Company had operating loss carry forwards of approximately $613,000, which may be offset against future taxable income from the year 2023 to 2043. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next twelve months.

The Company files income tax returns in the U.S. federal and state jurisdictions, which remain subject to examination by the various taxing authorities beginning with the tax year ended December 31, 2015 (or the tax year ended December 31, 2001 if the Company were to utilize its NOLs). No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

Proposed Merger

On December 29, 2022, the “Company” announced it had entered into a definitive merger agreement (the “Merger Agreement”) with BioRegenx, Inc. (“BioRegenx”), a Nevada corporation.

Pursuant to the Merger Agreement, BioRegenx shall be merged into the Company. and all of the issued and outstanding BioRegenx common and preferred shares shall be exchanged for common and preferred shares of Company. The Company shall issue common and preferred shares in an amount equivalent to 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares shall retire their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares to be retired represent a voting control of 98.47% of the Company. The exchange value of the Company’s stock would be the average closing price of the Company for the month of November 2022.

As soon as practical after the merger, both parties agree to the implementation of up to a 1 for 25 reverse split of the Company's common and preferred stock to improve the Company's ability to attract institutional investors and analysts as well as to graduate to a senior exchange (OTCQB, NASDAQ).

The completion of the merger is subject to customary closing conditions for a transaction of this nature, including securities law compliance, the approval of BioRegenx shareholders and the approval of the Company’s shareholders. The Board of Directors of both companies have approved the merger. The Company has filed the Preliminary Schedule 14C and is currently in the review process.

Issuance of Restricted Stock

On January 20, 2023, the Company authorized the issuance to Thomas Powers, an officer and director of the Company of 6,005,400 common shares at $0.015 per common share for the conversion of debt of $36,809. Additionally, on January 20, 2023, the Company authorized the issuance to Clark St, Amant, a non-affiliate of 1,000,000 common shares at $0.015 per common share for content writing services valued at $15,000. The shares were issued under an exemption pursuant to Rule 4(a)(2) of the Securities Act of 1933.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the year ended December 31, 2022. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Our CEO concluded we have material weaknesses due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and

Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements.

Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.

The Company lacks adequate financial reporting capabilities – Due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

The Company lacks appropriate information technology controls – As of December 31, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We may not be able to fully remediate the material weaknesses until we expand operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Positions and Offices Held

Raymond Firth	44	President and Director
Thomas Powers	68	Chief Executive Officer and Director

Resumes

Raymond Firth. Mr. Firth joined the Air Force at the age of 18 and later went on to graduate from the University of Maryland. After graduating, Mr. Firth worked for Wang Laboratories in various roles from field engineer to Mid-South region business manager. During his time with Wang he also worked in Asia for approximately 17 years supporting government and corporate multinational accounts. After working at Wang, Mr. Firth moved back to the United States and started his own internet company. The company initially offered dialup internet access and later focused on business web application development and consulting. In 2005 Mr. Firth help launch TransWorldNews along with other web properties. Mr. Firth leads the team of software engineers and designers working on Findit.com web properties and the Company’s mobile device applications.

Mr. Firth is currently, in addition to Findit, Inc., the Chief Executive Officer and a Director of ClassWorx, Inc. Also, Mr. Firth is also an officer of TransWorldNews, which does not currently have any business operations due to the fact that the website www.transworldnews.com was acquired by the Company.

Thomas Powers. Mr. Powers has an extensive sales and business development background as well as being a vacation rental property manager himself. Mr. Powers also founded Abodeca which is a direct booking vacation rental website that is now part of the Resortia family. Mr. Powers has proven success in many other B2B ventures including the Security Industry, Merchant Services, Point of Sale and SEO consulting with the Company. This experience combined with first-hand knowledge of online marketing SEO and Social Media along with Vacation Rental Property business and Real Estate makes him a valuable addition to the Findit team.

Mr. Powers is currently, in addition to the Company, a Director of ClassWorx, Inc.

Mr. Powers spends his time between Charleston, South Carolina and Bristol, Tennessee where he pursues a love of outdoor activities and family time. Mr. Powers has also traveled extensively and over the years built up a great understanding and network inside the Vacation Home Management industry. With his love of travel and people, he adds a real passion to the VR space with a sincere desire to help both guests and hosts connect to each other.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended December 31, 2022 and December 31, 2021.

Summary Compensation Table

Name	Principal Position	Year	Salary $	Bonus $	Awards $	Compensation $	Total $
Raymond Firth	Pres/Director	2022	-	-	-	-	-
		2021	-	-	-	-	-
Thomas Powers	CEO/Director	2022
		2021	-	-	-	-	-

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end December 31, 2022.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end December 31, 2022.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end December 31, 2022.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ended December 31, 2022 or December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 31, 2023 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors.

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

The percentages below are calculated based on 5,000,000 shares of our Series A preferred stock, 4,900,000 shares of our Series B preferred stock, and 273,750,406 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Beneficial Owner and Position	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class %	Voting Power %
Raymond Firth	Common Stock	98,674,081 Indirect	36.0	0.6
	Preferred A	2,500,000 indirect	50.0	35.6
	Preferred B	2,400,000 indirect	50.0	13.7

Thomas Powers	Common Stock	6,005,400 direct	2.2	0
	Preferred A	0	0	0
	Preferred B	0	0	0

Directors and Officers as a group (2)	Common Stock	104,679,481 indirect	38.2	0.6
	Preferred A	2,500,000 indirect	50.0	35.6
	Preferred B	2,400,000 indirect	50.0	13.7

Other 5% Shareholders
Firth Family Trust (1)	Common Stock	98,674,081 Direct	36.0	0.6
	Preferred A	2,500,000 Direct	50.0	35.4
	Preferred B	2,400,000 Direct	50.0	13.6

HVA Family Trust (2)	Common Stock	98,674,082 Direct	37.0	0.6
	Preferred A	2,500,000	50.0	35.4
	Preferred B	2,450,000	50.0	13.9

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2022 and 2021 for professional services rendered by BF Borgers CPA, P.C. (PCAOB # 5041) for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2022 and 2021 were $33,900 and $24,400, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2022 and 2021 for assurance and related services by BF Borgers CPA, P.C. that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from BF Borgers CPA, P.C. during the years ended December 31, 2022 and 2021 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2022 were approved by the board of directors pursuant to its policies and procedures.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our three directors pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending December 31, 2022, all fees paid to BF Borgers CPA, P.C. were unanimously pre-approved in accordance with this policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)     List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and 2021

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to the Financial Statements

(a)(2)     List of Financial Statement schedules included in Part IV hereof: None.

(a)(3)     Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
3.3	Amended Designation filed with the State of Nevada on 12/30/15
3.4	Certificate of Amendment filed with the State of Nevada on 3/29/16
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

3.1	Articles of Incorporation, as currently in effect, incorporated by reference to Form S-1 filed on 03/11/2021.
3.2	Bylaws, as currently in effect, incorporated by reference to Form S-1 filed on 03/11/2021.
101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Findit, Inc.

/s/ Thomas Powers

By: Thomas Powers

Chief Executive Officer, Principal Executive Officer, Director

Date: April 5, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Thomas Powers	CEO, Principal Executive, Director	April 3, 2023
/s/Raymond Firth	CFO, President, Director	April 3, 2023

