Form 10-Q
period 2023-03-31
FINDIT, INC.
filed 2023-05-22
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 22, 2023 was 276,750,406 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1. Financial Statements

FINDIT, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$–	$676
Total Current Assets	–	676

Non-Current Assets:
Domain Name & Website, net of amortization of $52,993 and $51,509, respectively	35,989	37,473
Investment in Chill N Out Chryotherapy – related party	42,000	21,000
Total Other Assets	77,989	58,473
Total Assets	$77,989	$59,149

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$22,333	$19,721
Current Portion Long-Term Debt	4,189	4,189
Loans Payable – Related Party	12,590	40,970
Total Current Liabilities	39,112	64,880

Long-Term Debt	195,811	195,811

Total Liabilities	234,923	260,691

Stockholders' Deficit:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 276,750,406 and 269,745,006 issued and outstanding, respectively	276,750	269,745
Additional Paid in Capital	3,001,149	2,436,513
Accumulated Deficit	(3,444,733)	(2,917,700)
Total Stockholders' Deficit	(156,934)	(201,542)
Total Liabilities and Stockholders' Deficit	$77,989	$59,149

The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Findit Services	$5,552	$7,704
Total Revenues	5,552	7,704

Operating Expenses:
Advertising, Marketing & Press Release Expenses	212	12
Amortization Expense	1,483	1,483
Consulting	81,600	–
Content Writing	–	18,550
General and Administrative Expense	9,168	6,622
Professional Fees	–	7,879
Programming Fees	700	3,300
Web Design and Hosting Expense	5,143	7,177
Total Operating Expenses	98,306	45,023

Loss from Operations	(92,754)	(37,319)

Other Expense:
Loss on conversion of debt – related party	(453,232)	–
Interest Expense	(2,047)	–
Total Other Expense	(455,279)	–

Loss Before Provision for Income Tax	(548,033)	(37,319)
Provision for Income Tax	–	–
Net Loss	(548,033)	(37,319)

Other Comprehensive Income
Unrealized income on available-for-sale securities	21,000	20,000
Total Comprehensive Loss	$(527,033)	$(17,319)

Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	275,271,488	269,745,006

The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Months Ended March 31, 2023 and 2022

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2022	269,745,006	$269,745	5,000,000	$5,000	4,900,000	$4,900	$2,436,513	$(2,917,700)	$(201,542)
Shares issued for services	1,000,000	1,000	–	–	–	–	80,600	–	81,600
Shares issued for debt and services – related party	6,005,400	6,005	–	–	–	–	484,036	–	490,041
Net Loss	–	–	–	–	–	–	–	(527,033)	(527,033)
Balance, March 31, 2023	276,750,406	$276,750	5,000,000	$5,000	4,900,000	$4,900	$3,004,149	$(3,444,733)	$(156,934)

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2021	269,745,006	$269,745	5,000,000	$5,000	4,900,000	$4,900	$2,436,513	$(2,800,392)	$(84,234)
Net Loss	–	–	–	–	–	–	–	(17,319)	(17,319)
Balance, March 31, 2022	269,745,006	$269,745	5,000,000	$5,000	4,900,000	$4,900	$2,436,513	$(2,817,711)	$(101,553)

The accompanying notes are an integral part of these unaudited financial statements

FINDIT, INC.

CONDENSED STATEMENTS OF CASHFLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flow from Operating Activities
Net Loss	$(527,033)	$(17,319)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	1,483	1,483
Investment in Chill N Out Cryotherapy – related party	(21,000)	(20,000)
Common stock issued for services	81,600	–
Common stock issued for expenses– related party	8,539	–
Loss on conversion of debt – related party	453,232	–
Changes in Operating Assets and Liabilities:
Accounts payable	2,613	6,916
Deferred revenue	–	8,000
Net Cash Used by Operating Activities	(566)	(20,920)

Cash Flows from Investing Activities	–	–

Cash Flows from Financing Activities
Repayment of loans – related party	(110)	–
Net Cash Used by Financing Activities	(110)	–

Net Change in Cash	(676)	(20,920)

Cash at Beginning of Period	676	24,358

Cash at End of Period	$–	$3,438

Cash Paid During the Period for:
Interest	$–	$–
Income Taxes	$–	$–

Supplemental non-cash disclosure:
Unrealized gain on available-for-sale securities	$21,000	$20,000
Common stock issued debt – related party	$28,270	$–

The accompanying notes are an integral part of these unaudited financial statements.

FINDIT, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1 – ORGANIZATION & NATURE OF OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in our financial statements for the fiscal year ended December 31, 2022. In the opinion of our management, all adjustments, including normal recurring adjustments necessary to present fairly our financial position, as of March 31, 2023, and the results of our operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $3,444,733 as of March 31, 2023, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of March 31, 2023 and December 31, 2022, the shares of Chill N Out Cryotherapy have a reported market value of $42,000 and $21,000, respectively. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized gain of $21,000 and $20,000 for the three months ended March 31, 2023 and 2022, respectively.

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

	March 31, 2023	December 31, 2022
SBA Loan – July 20, 2020	$150,000	$150,000
SBA Loan – July 17, 2021	50,000	50,000
Total	$200,000	$200,000
Less: current portion	(4,189)	(4,189)
Long term portion	$195,811	$195,811

Principal payments for the next five years and thereafter are as follows:

Year Ended	Amount
December 31, 2023	$4,449
December 31, 2024	4,619
December 31, 2025	4,795
December 31, 2026	4,978
December 31, 2027	5,168
Thereafter	180,440
Total	$200,000

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock holds a voting weight of 2,500 common shares, is not entitled to receive dividends and has no liquidation rights.

Series B Preferred Stock

The Series B Preferred Stock holds a voting weight of 1,000 common shares, is not entitled to receive dividends and has no liquidation rights.

NOTE 7 – COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2023, the Company issued 1,000,000 shares of common stock for services. The shares were valued at $0.0816, the closing stock price on the date of grant, for total non-cash compensation expense of $81,600.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company received a total cash advance from Classworx Inc of $2,900. Classworx Inc, has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand. The balance due as of March 31, 2023, is $2,890.

During the year ended December 31, 2022, the Company received a total cash advance from Thomas Powers, CEO of $28,270. The advance is non-interest bearing and due on demand. The balance due as of March 31, 2023, is $28,270.

During the year ended December 31, 2022, the Company received a total cash advance from TransworldNews, Inc. of $10,500, $700 of which was repaid, for a balance due of $9,800 as of December 31, 2022. TransworldNews has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand. The balance due as of March 31, 2023, is $9,700.

During the three months ended March 31, 2023, the Company issued 6,005,400 shares of common stock to Mr. Powers, for $28,270 of debt and $8,539 for expense reimbursement. The shares were valued at $0.0816, the closing stock price on the date of grant, resulting in a loss on the issuance of $453,232.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no material subsequent events that require disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the quarters ended March 31, 2023 and 2022

For the quarter ended March 31, 2023, the Company received total revenues from Findit services of $5,552 with cost of goods sold of $0 resulting in a gross margin of $5,552. Comparatively, for the quarter ended March 31, 2022, the Company received total revenues from Findit services of $7,704 with cost of goods sold of $0 resulting in a gross margin of $7,704.

For the quarter ended March 31, 2023, the Company incurred total operating expenses of $98,306 which consisted of advertising, marketing and press release expenses of $212, amortization expense of $1,483, consulting of $81,600, programming fees of $700, web design and hosting expense of $5,143 and general and administrative expenses of $9,168. Comparatively, for the quarter ended March 31, 2022, the Company incurred total operating expenses of $45,023 which consisted of advertising, marketing and press release expenses of $12, amortization expense of $1,483, content writing of $18,550, professional fees of $7,879, programming fees of $3,300, web design and hosting expense of $7,177 and general and administrative expenses of $6,622.

For the quarters ended March 31, 2023 and 2022, the Company had a loss from operations of ($92,754) and $(37,319), respectively.

For the quarters ended March 31, 2023 and 2022, the Company a loss on conversion of debt -related party of ($453,232) and $0 and interest expense of $(2,047) and $0, respectively resulting in total other expense of $(4,55,279) and $0 for the respective periods.

For the quarters ended March 31, 2023 and 2022, the Company had a net loss of $(548,033) and $(37,319), respectively.

For the years ended December 31, 2022 and 2021

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

Liquidity and Capital Resources

For the quarters ended March 31, 2023 and 2022

For the quarter ended March 31, 2023, the Company had a net loss of $(527,033). For the quarter ended March 31, 2023, the Company incurred amortization expense of $1,483, investment in Chill N Out Cryotherapy-related party of $(21,000), common stock issued for services of $81,600, common stock issued for expenses-related party of $8,539, loss on conversion of debt-related party of $453,232 and accounts payable of $2,613 resulting in net cash used by operating activities of $(566).

For the quarter ended March 31, 2022, the Company had a net loss of $(17,319). For quarter ended March 31, 2022, the Company incurred amortization expense of $1,483, investment in Chill N Out Cryotherapy-related party of $(20,000), accounts payable of $6,916 and deferred revenue of $8,000 resulting in net cash used by operating activities of $(20,920).

For the quarters ended March 31, 2023 and 2022, the Company did not pursue any investing activities.

For the quarter ended March 31, 2023, the Company made repayment of loans-related party of $(110) resulting in net cash used by financing activities of $(110).

For the quarter ended March 31, 2022, the Company did not pursue any financing activities.

For the years ended December 31, 2022 and 2021

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Our CEO concluded we have material weaknesses due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company lacks appropriate information technology controls – As of March 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable to smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company issued 6,005,400 shares of common stock to Mr. Powers, for $28,270 of debt and $8,539 for expense reimbursement. The shares were valued at $0.0816, the closing stock price on the date of grant, resulting in a loss on the issuance of $453,232.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

3.1	Articles of Incorporation, as currently in effect, incorporated by reference to Form S-1 filed on 09/21/2021.
3.2	Bylaws, as currently in effect, incorporated by reference to Form S-1 filed on 09/21/2021.
3.3	Amended Designation filed with the State of Nevada on 12/30/15, incorporated by reference to Form 10-K for the year ended 12/31/22 filed on 4/4/23.
3.4	Certificate of Amendment filed with the State of Nevada on 3/29/16, incorporated by reference to Form 10-K for the year ended 12/31/22 filed on 4/4/23.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Findit, Inc.

/s/ Thomas Powers

By: Thomas Powers

Chief Executive Officer, Principal Executive Officer, Director

Date: May 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Thomas Powers	CEO, Principal Executive, Director	May 22, 2023
/s/Raymond Firth	CFO, President, Director	May 22, 2023

