Form 10-K
period 2023-12-31
BIOREGENX, INC.
filed 2024-04-12
CIK 1593184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to

Commission file number: 000-1593184

BIOREGENX, INC. (formerly FINDIT, INC.)

(Exact name of Company in its charter)

Nevada	30-1912453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

7407 Ziegler Road

Chattanooga, TN, 37421

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code: (866) 770-4067

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on June 30, 2023, was approximately $4,244,930.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 11, 2024 was 956,630,100 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

BioRegenx, Inc. (formerly Findit, Inc.)

Form 10-K

For the Fiscal Year Ended December 31, 2023

i

PART I

ITEM 1. BUSINESS

BioRegenx, Inc. (formerly Findit, Inc.) was originally incorporated on December 23, 1998 in the state of Nevada. Effective March 8, 2024, BioRegenx, Inc., a Nevada corporation was merged into Findit, Inc. resulting in a change of control. Pursuant to the terms of the merger, the name of the company was changed to BioRegenx, Inc. (the “Company”).

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc. common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company which represented 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The retired Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The exchange value of the Company’s stock was the average closing price of the Company for the month of November 2022.

As soon as practical after the merger, both parties agreed to the implementation of up to a 1 for 25 reverse split of the Company's common and preferred stock to improve the Company's ability to attract institutional investors and analysts as well as to graduate to a senior exchange (OTCQB, NASDAQ).

Operating Subsidiaries

DocSun BioMedical Holdings, Inc.

On January 11, 2024, pursuant to a Securities Exchange Agreement effective November 15, 2023 and an Addendum to the Securities Exchange Agreement dated December 5, 2023, BioRegenx acquired DocSun Biomedical Holdings, Inc. Pursuant to the Securities Exchange Agreement, BioRegenx acquired all of the issued and outstanding securities of DocSun in exchange for 4,800,000 BioRegenx common shares.

Technology

DocSun combines three proven technologies in the DocSun Artificial Intelligence (AI) Engine. The DocSun AI Engine integrates advanced ballistocardiography, which can detect an individual's heartbeat without touch, and photoplethysmography, a method that uses light to track the flow of blood. These methodologies are further enriched with the decoding capabilities of optical coherence tomography, a technique that creates detailed images of structures inside the body. This combination is meticulously designed to harness the power of artificial intelligence for accurate vital sign estimation.

By deploying a strategic facial scanning technique, the engine captures and analyzes nuanced physiological signals. This not only facilitates the precise extraction of vital signs but also ensures a non-invasive, user-friendly approach to health monitoring, embodying a confluence of technology and practical applicability in the realm of remote health diagnostics.

Sales and Marketing

DocSun's engineering team is actively engaged in installing new hardware and coding software to enhance AI capabilities, paving the way for future growth opportunities.

Contracts

DocSun entered into a technical services agreement with a large software technology company to provide technical services in China, Hong Kong and Macao. This agreement involves supplying DocSun's AI Engine technology to the distributor targeting multiple sectors, including the latest release of DocSun’s Software Development Kit (SDK). Initial revenues stem from the testing of DocSun's SDK in fleet and electric vehicles (EV's) amongst other applications, with commercialization slated to begin in late third quarter or early fourth quarter. As per the agreement terms, DocSun will receive a signing fee of $200,000 (payable over ten months) and will receive a 40% of all the revenue generated including 40% of the $10 per vehicle license fee from the EV automotive manufacturer. The term of the agreement commences upon receipt of the first installment of the signing fee and is for a period of five years.

On October 16, 2023, DocSun entered into a License Agreement with NuLife Sciences, Inc. under which it granted NuLife a world-wide non-exclusive license to use its technology. DocSun shall receive a license fee of $3.50 per subscriber. The first demo scan is complimentary for each unique email address. The agreement will continue for an initial period of three years and will automatically renew for periods of three years unless either party gives not of non-renewal to the other party at least thirty days prior to the end of any three year term.

Additionally, under the License Agreement, NuLife paid DocSun $155,000 for the development costs related to the development of TruScan.Ai mobile app/website. The development encompasses:

(a) Incorporating DocSun's AI Engine: A pivotal integration, enabling the platform to deliver 21 critical health indications, ensuring comprehensive and accurate health monitoring.

(b) User-Experience (UX) Design: Seamless Navigation, Personalized Monitoring

DocSun is sculpting an intuitive and accessible interface, meticulously designed to cater to users across all demographics, ensuring effortless navigation and utilization of the platform. DocSun’s focus is to empower users with the ability to:

(c) Monitor Holistically: View and analyze their health metrics not just as standalone figures, but as a comprehensive, easy-to-understand narrative, whether they choose to explore it daily, monthly, or across custom-defined periods.

(d) Historical Wellness Tracking: A dedicated section for users to effortlessly scroll through their past wellness scans, juxtaposed with the latest data, enabling them to observe, compare, and comprehend their wellness journey over time.

(e) Engaging Visuals: Employing vibrant, yet non-intrusive visuals to represent data, ensuring users can at a glance, comprehend their health status and any fluctuations therein.

(f) Personalized Alerts: Tailoring notifications and alerts to keep users abreast of their wellness, gently nudging them towards maintaining or enhancing their health metrics and potential products.

Through these, DocSun’s aim is to not just provide data but to enhance user engagement, making health monitoring not a task, but an engaging, insightful experience.

(g) Integration with VitalWellness mobile app: A crucial phase of the development involves seamless integration into the VitalWellness mobile app, ensuring that the rich functionalities and health indications of TruScan.Ai are accessible to users across both Apple and Android platforms. This integration is not just about data sharing but ensuring that user experiences are unified and coherent across platforms, providing a consistent and reliable health monitoring experience.

Revenues

DocSun will derive revenues under the terms of the distribution agreement described above and from the licensing of its technology.

Microvascular Health Solutions™ LLC

MVHS specializes in research, product development, sales, and education, notably producing the patented Endocalyx Pro™ dietary supplement. MVHS also manufactures and distributes the patented GlycoCheck™ software and Class 1 medical device. Presently, MVHS actively participates in multiple double-blind placebo studies worldwide, exploring the impact of Endocalyx Pro™ on various health conditions while maintaining compliance with GMP regulations.

Patents

Endocalyx Pro™ patents:

United States: US9943572

Europe: EP3280423

China: ZL 201680033444.2

Japan: 6518796

South Korea: 10-1972691

Canada (Pending): 3020277

Products

Endocalyx Pro™. Endocalyx Pro™ is a dietary supplement targeting microvascular capillary health.

Production. Our supplement is produced by a fully accredited and certified manufacturing facility. Our source has provided outstanding contract manufacturing, formulation expertise, and custom finishing and packaging to the dietary supplement industry. They specialize in encapsulation, tablet compression, powder blending and filling, and product development. The company is currently in discussions with other fully accredited and certified manufacturing facilities for future expansion.

Distribution. Distribution is handled at NuLife Sciences in Chattanooga, TN and Midstates Fulfillment, Aberdeen, SD.

Sales and marketing. The supplement has achieved monthly sales figures that have demonstrated consistent growth. In 2024, the Company is intensifying its sales and marketing efforts to further boost sales, with GlycoCheck's integration into the market expected to synergistically enhance Endocalyx Pro sales.

Additional supplements. MVHS offers a range of supplements through its wholly-owned subsidiary, MyBodyRx, LLC.

Wholly Owned Subsidiary

MyBodyRx™ is a manufacturing, sales and product development company that produces dietary supplements that complement and work synergistically with the patented and clinically tested Endocalyx Pro™ product to support and improve healthy aging and increase longevity.

MyBodyRx™ is produced by a fully accredited and certified manufacturing facility. Our source has provided outstanding contract manufacturing, formulation expertise, and custom finishing and packaging to the dietary supplement industry. They specialize in encapsulation, tablet compression, powder blending and filling, and product development.

Contracts

Since 2020, MVHS has worked with Omni Imaging, Inc., a research and development company which focuses on the innovation and renovation of imaging technologies specifically on medical, consumer and industrial applications. MVHS and Omni are jointly developing and producing the CapiVision™ cameras for GlycoCheck™. MVHS has filed one pending patent relating to the camera.

Revenues

MVHS derives revenue from sales of GlycoCheck™ systems to academic research hospitals and groups, private medical practices, pharmacies, dentists, and wellness practitioners. Income is also derived from transfer sales of GlycoCheck™ with NuLife Sciences™. Endocalyx Pro™ dietary supplements are sold to doctors, patients, and consumers. In addition, revenue is derived from sales of Endocalyx Pro™ to medical wholesalers and resellers. Endocalyx Pro™ is produced and sold at transfer pricing as an intercompany transaction with NuLife Sciences™.

Additionally, in December 2023, MVHS unveiled the updated version of its pioneering GlycoCheck device, boasting significant hardware and software enhancements. MVHS commenced sales by fulfilling pre-orders and continues to deliver on new sales, with GlycoCheck system packages priced between $22,000 to $32,000, generating monthly recurring revenue based on tests performed. Favorable financing options have been secured for GlycoCheck customers, ensuring accessibility and affordability.

MyBodyRx derives revenue from supplements that are designed to be synergistic with Endocalyx ProTM. These products are produced and sold at transfer pricing as an intercompany transaction with NuLife SciencesTM.

NuLife Sciences™, Inc.

NuLife functions as a marketing and distribution enterprise, aiming to redefine health and longevity by leveraging advanced technologies. NuLife exclusively markets the MyBodyRx supplement line, that includes our patented product Endocalyx Pro™ and also markets GlycoCheck™ along with other medical and wellness devices for overall improved health and wellness outcomes.

In addition to the line of the MyBodyRx nutraceutical products offered, NuLife markets hydrogen water products, medical and wellness devices such as Pulsed Electro-Magnetic Field devices and StimaWELL, a class II Electronic Muscle Stimulation therapy device through a network of independent affiliates, practitioners, and customers. NuLife is currently developing a wellness app with a technology company which will provide DNA and epigenetics testing products and services. These therapies cater to a wide array of health indications, promoting overall well-being.

TruScan.Ai mobile app/website.

NuLife is working in collaboration with DocSun to develop its TruScan.AI mobile app integrating DocSun’s AI engine. The platform is designed to seamlessly integrate additional health indications as they are developed and released by Licensor in the future. TruScan.Ai mobile app will incorporate health indicators in the following four sectors: vitals, nutrients, wellness and skin health metrics. The TruScan.Ai mobile app is scheduled for release in the second quarter of 2024.

VitalWellness mobile app

NuLife is also in development of VitalWellness app to be call VitalWellness that will merge its DNA and epigenetics platform with the TruScan.Ai technology.

Contracts

As described above under DocSun, NuLife entered into a license agreement with DocSun to use the DocSun technology.

Sales and Marketing

NuLife currently utilizes a network of active independent brand partners in addition to both retail and auto-ship customers.

Revenue

Revenue is generated from the sale of goods and services to doctors, healthcare practitioners, patients, consumers and wholesale distribution.

Findit Ai Connect, Inc.

Simultaneously with the closing of the merger, the Registrant created Findit Ai Connect, Inc. (Findit Ai), a wholly owned subsidiary and capitalized the subsidiary with the Findit pre-merger assets and liabilities. Findit Ai owns Findit.com and the Findit App that is available in Android and IOS through the Google Play Store and the Apple App store. Findit.com and the Findit App operate as a Social Media Content Management Platform, that includes its own interactive search engine. Members can utilize Findit Ai search to submit URLs they want Findit Ai to index in Findit search results. Nonmembers can come to Findit Ai and enter search queries, Findit Ai returns matching search results from content posted in Findit Ai along with outside web pages that have been submitted.

Patents, Trademarks Licenses and Other Intellectual Property

We own trademarks in “Findit” and “Findit.com”.

Products and Services

Both Findit.com, the website and the Findit App are accessible to anyone, this means you do not need to be a member of Findit Ai to view or search content posted in Findit Ai. Anyone that wants to have content indexed in Findit Ai search or viewed by visitors on Findit Ai can do so by creating a free account and posting their content to the various verticals Findit Ai offers.

Claim Your Name – Claim Your Name is a tool offered on Findit Ai to members that want to have a specific URL extension after Findit.com can purchase these URLs on Findit Ai. The purchase price for one is currently $9.95. The price has varied over several years. Members that run paid for online marketing campaigns with Findit Ai often get multiple Findit Ai URLs as part of their campaign budget. The Claim Your Name feature does provide members that have specific words in their extension URLs do get preferential indexing in the Company’s search engine.

Search Engine Optimization – Findit Ai provides online Search Engine Optimization services also known as SEO. Findit Ai offers these services to clients to that are seeking to index better in search engines that include but are not limited to Findit, Google, Yahoo and Bing. SEO services are offered from Findit Ai as a one-time payment for a specific task or on an ongoing basis, typically paid for monthly.

Content Campaigns – Findit Ai offers businesses and individuals online content campaigns. These campaigns provide Findit Ai clients/customers with content that the Findit Ai staff creates and posts the content created within the Findit Ai members account that hired Findit Ai. This content can include written words, videos, pictures, audio and back links. The purpose of these types of campaigns is to provide the Findit Ai client with additional content for Findit Ai and outside search engines that include but are not limited to Google, Yahoo and Bings to index and increase the clients overall online web presence organically. The content created and posted to Findit Ai can also be shared to outside websites that are typically other social networking sites. These social sites are Facebook, Twitter, Pinterest, LinkedIn, Instagram (from the APP to IM) along with approximately 80 other social and bookmarking sites. The share function is on the Findit.com website and is provided through ShareThis®. Content campaigns typically are offered in 30 day intervals and clients automatically renew. At this time Findit Ai does not lock clients in for more than 30 days and offer this service based on the number of pieces of content created. The content created is typically done over 30 days but can be done in shorter or longer period of time depending on the clients’ instructions.

Social Media Campaigns– Findit Ai offers clients Social Media campaign services as a paid for service. These services are offered to clients that are typically seeking more engagement from individuals on social networking sites. Clients are looking to build brand awareness, more friends and or followers, receive comments on posts, likes and or other reactions Members of Findit Ai can also use Findit Ai themselves to run social media campaigns without paying Findit Ai any monies. Findit Ai does offer some paid for tools to enhance a social media campaign that the Findit member can opt in and pay for. This includes a promoted post feature. A promoted post is currently offered at $19.00 per promoted post. A post that is promoted is created in the Findit Right Now status update section of Findit.com or from the Findit App. The member can select to have the post promoted for $19.00. Once a member selects to have the post promoted a Findit Ai social media person will take that Right Now post and share it through Findit Ai’s social networking accounts. These accounts include but are not limited to Google My Business, Facebook, Pinterest, Twitter and LinkedIn.

Web Design – Findit Ai offers web design services. Findit Ai tends to develop and build sites using Wordpress. Sites are typically built for existing clients that are utilizing the Company’s services on a monthly basis to enhance their online presence. Findit Ai’s web design services are not advertised on the website as a service. The web design service is typically offered to an existing client that may benefit from a newer version website. Findit Ai provides members the ability to post content and once it is posted they have the option to share the content they posted to outside websites that include but are not limited to Facebook, Pinterest, LinkedIn, Twitter and more. In addition to the member who posts the content, anyone who views the content also has the ability to share the content to their social accounts. Once content is posted in Findit, the content gets indexed in Findit Search results.

With Findit Ai’s open platform for anyone to submit URLs that they want to have indexed in Findit Ai along with posting status updates through Right Now. Status Updates posted in Findit Ai can be crawled by outside search engines to assist in additional organic indexing. All post can be shared to other social and bookmarking sites.

Findit Ai also provides news and press release distribution services. Findit Ai has also developed a social networking App that is available to Android and iOS devices.Findit Ai is focused on the development of monetized internet-based web and app products that increase brand awareness for both private and public companies along with individuals, entrepreneurs and artists.

Apple IOS is reporting 96 downloads, 2.7k impressions in 2022 and an additional 16 downloads, 1.7k impressions in 2023. Findit Ai downloads according to Google Android Playstore are currently unknown but management is of the opinion that the number would not be significantly different than the iOS downloads and usage. These numbers are provided from Apple through our accounts. A Findit member is someone who has created a Findit account by creating a username and password on the platform. We do not determine, at this time, which members are active and which members are inactive. We currently do not have code written that provides these analytics. We intend, as funds allow, to bring on additional developers that will be able to write code that will provide this data.

Revenues

We currently monetize Findit in several ways, through online content marketing campaigns, offering online products and tools through Findit.com.

Market Size

Overview

The global health market, valued at over $4 trillion, undergoes transformative shifts, including the rise of remote health monitoring and proactive healthcare solutions. The Company actively addresses this market through innovative technologies and strategic initiatives.

As of the latest available market data, the Company operates at the forefront of the expansive anti-aging, health, and longevity markets, which collectively represent a multi-trillion-dollar industry. The following analysis integrates recent market figures, trends, and opportunities in each sector, emphasizing the substantial growth potential. Additionally, insights into DocSun's AI technology and its applications in Telehealth, Automotive EV cars, and the broader transportation market are detailed.

Trends and Growth Potential

•	Telehealth and Remote Monitoring: The industry experiences a notable shift towards remote health monitoring and telehealth services, valued at approximately $176 billion.
•	Preventive Healthcare: Increasing awareness prompts a transition from reactive to proactive healthcare, creating opportunities for innovative solutions.

Market Strategy

The Company and its subsidiaries adopt a comprehensive approach encompassing business-to-business (B2B) and business-to-consumer (B2C) strategies. These strategies are tailored for targeted markets, including academic research hospitals, medical professionals, and direct-to-consumer initiatives.

Marketing Strategies:

•	Leverage existing relationships with the healthcare practitioner community through training, seminars, webinars, and other industry events.
•	Continue engaging with researchers to perform tests using GlycoCheck™ to link microvascular health to conditions and disease.
•	Continue engaging with researchers on double-blind placebo studies of Endocalyx Pro™
•	DocSun AI technology as cutting edge solutions in healthcare, transportation, insurance
•	Use affiliate marketing programs where the company collaborates with nutritionists and wellness influencers for synergistic formulas.
•	DOCSUN AI Engine: Engage healthcare influencers and professionals through gig economy channels, highlighting the AI engine's capabilities. Promote the product through webinars and social media campaigns.
•	TruScan.Ai Integration in the VitalWellness App: Leverage gig economy influencers to showcase the app's convenience and accuracy through personal testimonials and user stories.

Sales and Distribution:

•	Continued sales to academic researchers worldwide for validation of the science
•	Expand sales to healthcare facilities, diagnostic labs, and emergency room care
•	Direct-to-consumer sales
•	Sales through supplement wholesale distribution
•	Sales through practitioner clinic locations
•	Partnerships with wellness centers and genetic testing providers for extended accessibility.
•	B2B sales for the DOCSUN AI Engine to healthcare institutions, facilitated by gig economy influencers.
•	B2C distribution for the VitalWellness App through online app stores.

Pricing Strategies and Positioning:

•	Recurring sales on Software as a Service tests performed using GlycoCheck™
•	Recurring sales from practitioner recommendations, and direct-to-consumer sales, of supplement products
•	Synergistic supplement product extensions
•	Enable wholesalers, influencers, to make a profit on sales for their continued engagement

Pricing Strategies and Positioning:

•	DOCSUN AI Engine positioned as a premium solution for healthcare professionals.
•	VitalWellness App competitively priced for widespread consumer adoption within gig economy channels.

Competition

There is huge competition in the anti-aging market due to the presence of many domestic and international market players. Most of the market players are adopting various growth strategies, such as acquisitions, partnerships, and new product launches, in order to secure their position in the market.

(https://www.mordorintelligence.com/industry-reports/anti-aging-market)

All aspects of the health, nutritional, supplements and medical devices business are highly competitive. The firms that our subsidiaries compete with include large well-known firms who have substantially greater financial and personnel resources. Our subsidiaries compete for business on the basis of our experience in the industry, their ability to execute business transactions and the strength of our relationships with their clients. Intense competition could negatively affect their operations.

We face significant competition in almost every aspect of our business, including from companies such as Google, Microsoft, Facebook, Instagram, Twitter, Zillow and other press release distribution services. These competitors offer a variety of Internet products, services, content, and online advertising offerings, as well as from mobile devices that offer products and services that may compete with specific Findit features. We also face competition from traditional and online media businesses for content to be posted on the Findit Platform.

We currently are not running paid advertising campaigns on Findit, but we plan to in the future. When the Company does offer paid for advertising we expect to face competition from these same companies. We compete broadly with Facebook, Instagram and Twitters social networking offerings along with Google, Yahoo and Bing for search queries. As we introduce new products, as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition.

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

Competitors range from traditional healthcare providers to emerging telehealth startups and health technology companies.

Anti-Aging (in general): Key Competitors:

Competition in this space remains fierce, encompassing established skincare and wellness brands, alongside emerging players focusing on technology-driven anti-aging solutions.

Industry Competition: The health and wellness sector is highly competitive, with potential challenges in differentiating BioRegenx's products and services.

Competitive Advantages

Pricing Strategies and Positioning:

•	Synergistic formulas positioned competitively for all channels

Pricing Strategies and Positioning:

•	Maintain a competitive pricing strategy for the VitalWellness App to encourage widespread adoption.
•	VitalWellness App competitively priced for widespread consumer adoption within gig economy channels.

Operational Systems:

We have developed cutting-edge operational systems that enable us to provide high-quality products and services at a competitive cost. These systems include streamlined manufacturing processes, efficient supply chain management, and advanced technologies for product development.

Employees

In addition to its respective officers, the Company and its subsidiaries currently employ ten individuals, along with strategic outsourcing to keep resources focused where they are needed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company is a global company that takes advantage of the ability to work remotely from many locations utilizing the latest video technology that has proven to be effective for businesses during the Covid-19 pandemic. We were effectively working remotely for several years prior to the pandemic and consequently were not affected by stay-at-home orders since early 2020.

The Company is currently located at 7407 Ziegler Rd., Chattanooga, Tennessee 3742. BioRegenx shares the Chattanooga offices with NuLife. The offices consist of 1,000 sq ft. leased on a month to month basis with a monthly lease rate of $1,275. The lease payment is paid by NuLife. Additional facilities will be leased as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no material pending legal proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

Year Ended December 31, 2023	High	Low
3/31/2023	$0.08	$0.06
6/30/2023	$0.06	$0.06
9/30/2023	$0.04	$0.04
12/31/2023	$0.03	$0.02

Year Ended December 31, 2022	High	Low
3/31/2022	$0.02	$0.02
6/30/2022	$0.01	$0.01
9/30/2022	$0.01	$0.01
12/31/2022	$0.06	$0.02

b) Holders. On April 11, 2024, there were 298 shareholders of record of our common stock.

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

e) Performance graph. Not applicable.

f) Sale of unregistered securities.

During the year ended December 31, 2023, the Company issued 1,000,000 shares of common stock to non-affiliates for services. The shares were valued at $0.0816, the closing stock price on the date of grant, for total non-cash compensation expense of $81,600. The securities were issued under Rule 4(a)(2) of the Securities Act of 1933.

On March 31, 2023, the Company issued 6,005,400 shares of common stock to Mr. Powers, for $28,270 of debt and $8,539 for expense reimbursement. The shares were valued at $0.0816, the closing stock price on the date of grant, resulting in a loss on the issuance of $453,232.

Subsequent to year end, pursuant to the merger, on March 8, 2024, all of the issued and outstanding BioRegenx common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Company.

Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The exchange value of Company’s stock was the average closing price of Company for the month of November 2022. The securities were issued under Rule 506 of Regulation D of the Securities Act of 1933.

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

Results of Operations

For the year ended December 31, 2023, the Company received total revenues from Findit services of $22,243 with cost of goods sold of $0 resulting in a gross margin of $22,243. Comparatively, for the year ended December 31, 2022, the Company received total revenues from Findit services of $42,159 with cost of goods sold to $0 resulting in a gross margin of 42,159.

For the year ended December 31, 2023, the Company incurred total operating expenses of $131,906 which consisted of advertising and marketing expenses of $245, amortization expense of $5,932, professional fees of $7,080, programming fees of $700, web design and hosting expense of $18,095 and general and administrative expenses of $18,254. Comparatively, for the year ended December 31, 2022, the Company incurred total operating expenses of $120,467 which consisted of advertising, marketing and press release expenses of $6,043, amortization expense of $5,932, content writing of $21,750, professional fees of $27,928, programming fees of $9,735, web design and hosting expense of $21,432 and general and administrative expenses of $27,647.

For the year ended December 31, 2023, the Company had a loss on conversion of debt-related party of $(453,232), unrealized loss on investment of $(20,900) and interest expense of $(8,276) resulting in total other expense of $(482,408). Comparatively, for the year ended December 31, 2022, the Company had total other expense of $0.

For the years ended December 31, 2023 and 2022, the Company had a net loss of $(592,071) and $(78,308), respectively.

For the years ended December 31, 2023 and 2022, the Company had unrealized loss on available-for-sale securities of $(20,800) and $(39,000), respectively resulting in total comprehensive loss of $(576,652) and $(117,308) for the respective periods.

Liquidity and Capital Resources

For the year ended December 31, 2023, the Company had a net loss of $(592,071). For the year ended December 31, 2023, the Company incurred amortization expense of $5,932, investment in Chill N Out Cryotherapy-related party of $20,900, common stock issued for services of $81,600, common stock issued for expenses – related party of $8,539, accounts payable of $(8,521) resulting in net cash used by operating activities of $(13,347).

For the year ended December 31, 2022, the Company had a net loss of $(117,308). For the year ended December 31, 2022, the Company incurred amortization expense of $5,932, investment in Chill N Out Cryotherapy-related party of $39,000, and accounts payable of $7,724 resulting in net cash used by operating activities of $(64,652).

For the years ended December 31, 2023 and 2022, the Company did not pursue any investing activities.

For the year ended December 31, 2023, the Company made repayment of loans – related party of $(110), received proceeds from loans payable – related party of $12,781 resulting in net cash used in operating activities of $13,347).

For the year ended December 31, 2022, the Company received proceeds from loans payable-related party of $41,670 and repayment of loans-related party of $(700) resulting in net cash provided by financing activities of $40,970.

The Company merged into BioRegenx, Inc, a Nevada corporation subsequent to year end. Management intends to raise additional debt or equity financing to fund ongoing operations and for necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Significant changes in the number of employees

We currently have a total of ten employees. We are dependent upon our officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOREGENX, INC. (formerly FINDIT, INC.)

Financial Statements

For the Year Ended December 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioRegenx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioRegenx, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We determined that there are no critical audit matters

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

April 10, 2024

BIOREGENX, INC. (formerly FINDIT, INC.)

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$–	$676
Total Current Assets	–	676

Non-Current Assets:
Domain Name & Website, net of amortization of $57,441 and $51,509, respectively	31,540	37,473
Investment in Chill N Out Chryotherapy – related party	100	21,000
Total Other Assets	31,640	58,473
Total Assets	$31,640	$59,149

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable and Accrued Expenses	$28,242	$19,721
Current Portion Long-Term Debt	200,000	4,189
Loans Payable – Related Party	25,370	40,970
Total Current Liabilities	253,612	64,880

Long-Term Debt	–	195,811

Total Liabilities	253,612	260,691

Stockholders' Deficit:
Preferred Stock, Series A, $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Preferred Stock, Series B, $0.001 par value, 5,000,000 shares authorized, 4,900,000 shares issued and outstanding	4,900	4,900
Common Stock, $0.001 par value, 500,000,000 shares authorized, 276,750,406 and 269,745,006 issued and outstanding, respectively	276,750	269,745
Additional Paid in Capital	3,001,149	2,436,513
Accumulated Deficit	(3,509,771)	(2,917,700)
Total Stockholders' Deficit	(221,972)	(201,542)
Total Liabilities and Stockholders' Deficit	$31,640	$59,149

The accompanying notes are an integral part of these financial statements.

BIOREGENX, INC. (formerly FINDIT, INC.)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenues:
Findit Services	$22,243	$42,159

Operating Expenses:
Advertising and Marketing Expenses	245	6,043
Amortization Expense	5,932	5,932
Consulting Services	81,600	–
Content Writing	–	21,750
General and Administrative Expense	18,254	27,647
Professional Fees	7,080	27,928
Programming Fees	700	9,735
Web Design and Hosting Expense	18,095	21,432
Total Operating Expenses	131,906	120,467

Loss from Operations	(109,663)	(78,308)

Other Expense:
Loss on conversion of debt – related party	(453,232)	–
Interest Expense	(8,276)	–
Total Other Expense	(461,508)	–

Loss Before Provision for Income Tax	(571,171)	(78,308)
Provision for Income Tax	–	–
Net Loss	(571,171)	(78,308)

Other Comprehensive Loss
Unrealized loss on available-for-sale securities	(20,900)	(39,000)
Total Comprehensive Loss	$(592,071)	$(117,308)

Loss Per Share, Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding, Basic and Diluted	276,366,548	269,745,006

The accompanying notes are an integral part of these financial statements.

BIOREGENX, INC. (formerly FINDIT, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2023 and 2022

	Common Stock		Preferred Stock, Series A		Preferred Stock, Series B		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2021	269,745,006	$269,745	5,000,000	$5,000	4,900,000	$4,900	$2,436,513	$(2,800,392)	$(84,234)
Net Loss	–	–	–	–	–	–	–	(117,308)	(117,308)
Balance, December 31, 2022	269,745,006	269,745	5,000,000	5,000	4,900,000	4,900	2,436,513	(2,917,700)	(201,542)
Shares issued for services	1,000,000	1,000	–	–	–	–	80,600	–	81,600
Shares issued for debt and services – related party	6,005,400	6,005	–	–	–	–	484,036	–	490,041
Net Loss	–	–	–	–	–	–	–	(592,071)	(592,071)
Balance, December 31, 2023	276,750,406	$276,750	5,000,000	$5,000	4,900,000	$4,900	$3,001,149	$(3,509,771)	$(221,972)

The accompanying notes are an integral part of these financial statements.

BIOREGENX, INC. (formerly FINDIT, INC.)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flow from Operating Activities:
Net Loss	$(592,071)	$(117,308)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	5,932	5,932
Investment in Chill N Out Cryotherapy – related party	20,900	39,000
Common stock issued for services	81,600	–
Common stock issued for expenses– related party	8,539	–
Loss on conversion of debt – related party	453,232	–
Changes in Operating Assets and Liabilities:
Accounts payable	8,521	7,724
Deferred revenue	–	–
Net Cash Used by Operating Activities	(13,347)	(64,652)

Cash Flows from Investing Activities	–	–

Cash Flows from Financing Activities
Repayment of loans – related party	(110)	(700)
Proceeds from loans payable – related party	12,781	41,670
Net Cash Provided by Financing Activities	12,671	40,970

Net Change in Cash	(676)	(23,682)

Cash at Beginning of Year	676	24,358

Cash at End of Year	$–	$676

Cash Paid During the Period for:
Interest	$–	$–
Income Taxes	$–	$–

Supplemental non-cash disclosure:
Unrealized loss on available-for-sale securities	$(20,900)	$(39,000)
Common stock issued debt – related party	$–	$28,270

The accompanying notes are an integral part of these financial statements

BIOREGENX, INC. (formerly FINDIT, INC.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2023 or 2022.

Concentration of Credit Risk

The credit risk for customer accounts is not significant due to its diverse customer base. Customer accounts typically are collected within a short period of time. The Company maintains its cash balances in one financial institution located in Atlanta, Georgia. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2023 and 2022, the Company had no uninsured cash balances.

Fair Value Measurements

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2023. See Note 4 for additional disclosures for the Company’s investments measured at fair value.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023, and 2022, no liability for unrecognized tax benefits was required to be reported.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive common shares for the years ended December 31, 2023 and 2022.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $3,509,771 as of December 31, 2023, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVESTMENTS

On November 25, 2020, the Company purchased 1,000,000 shares of the common stock of Chill N Out Cryotherapy at $0.01 per share in exchange for technical services provided. This investment meets the criteria of level one inputs for which quoted market prices are available in active markets for identical assets or liabilities as of the reporting date. As of December 31, 2023 and 2022, the shares of Chill N Out Cryotherapy have a reported market value of $100 and $21,000, respectively. The Company has adjusted the reported amounts for these investments to market value resulting in an unrealized loss of $20,900 and $39,000 for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, no payments towards the balance due and the loan may be considered in default.

	December 31, 2023	December 31, 2022
SBA Loan – July 20,2020	$150,000	$150,000
SBA Loan – July 17,2021	50,000	50,000
Total	$200,000	$200,000
Less: current portion	(200,000)	(4,189)
Long term portion	$–	$195,811

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock holds a voting weight of 2,500 common shares, is not entitled to receive dividends and has no liquidation rights.

Series B Preferred Stock

The Series B Preferred Stock holds a voting weight of 1,000 common shares, is not entitled to receive dividends and has no liquidation rights.

NOTE 7 – COMMON STOCK TRANSACTIONS

During the years ended December 31, 2023, the Company issued 1,000,000 shares of common stock for services. The shares were valued at $0.0816, the closing stock price on the date of grant, for total non-cash compensation expense of $81,600.

See Note 8 for shares issued to a related party.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company received a total cash advance from Classworx Inc of $2,900. Classworx Inc, has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand. The balance due as of December 31, 2023, is $2,890.

During the year ended December 31, 2022, the Company received a total cash advance from Thomas Powers, CEO of $28,270. On March 31, 2023, the Company issued 6,005,400 shares of common stock to Mr. Powers, for $28,270 of debt and $8,539 for expense reimbursement. The shares were valued at $0.0816, the closing stock price on the date of grant, resulting in a loss on the issuance of $453,232.

During the year ended December 31, 2022, the Company received a total cash advance from TransworldNews, Inc. of $10,500, $700 of which was repaid, for a balance due of $9,800 as of December 31, 2022. TransworldNews has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand. The balance due as of December 31, 2023, is $9,700.

During the year ended December 31, 2023, Mr. Powers advanced the Company $12,781 to pay for professional fees. The advanced is non-interest bearing and due on demand.

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

The provision for Federal income tax consists of the following December 31:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$(124,000)	$(25,000)
Less: valuation allowance	124,000	25,000
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$(737,000)	$(613,000)
Less: valuation allowance	737,000	613,000
Net deferred tax asset	$–	$–

At December 31, 2023, the Company had net operating loss carry forwards of approximately $737,000 may be offset against future taxable income. No tax benefit has been reported in the December 31, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.

NOTE 10 - SUBSEQUENT EVENTS

Merger with BioRegenx, Inc.

The Company filed Articles of Merger effective March 8, 2024 with the state of Nevada. Pursuant to the Articles of Merger, BioRegenx, Inc, a Nevada corporation was merged into the Registrant with the Registrant being the surviving company. The name of the Company was changed to BioRegenx, Inc.

Pursuant to the merger, all of the issued and outstanding BioRegenx common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company which represented 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The exchange value of Company’s stock was the average closing price of Registrant for the month of November 2022.

Amendment to Articles of Incorporation

Effective March 8, 2024, the Company filed an Amendment to the Articles of Incorporation which increased the authorized common stock to One Billion Five Hundred Thousand (1,500,000,000) common shares. Additionally, the name of the Company was changed to BioRegenx, Inc.

Certificate of Designation

The Company discovered that a Certificate of Designation was not properly filed in 2013 creating the 5,000,000 Series A preferred shares. Effective March 14, 2024, the Company filed a Certificate of Designation (and subsequently, a Certificate of Correction) curing the 2013 creation of the Series A preferred shares and ratifying the issuances of 5,000,000 Series A preferred shares in 2013 which were retired pursuant to the terms of the merger. Each Series A preferred share has voting rights of 2,500 votes per Series A preferred share.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that there are no other material subsequent events that require disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the year ended December 31, 2023. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Our CEO concluded we have material weaknesses due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company lacks appropriate information technology controls – As of December 31, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.3. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identified material weaknesses in our internal control over financial reporting as described above.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Term
William Resides	55	Chief Executive Officer, Interim Chief Financial Officer, Director	March 8, 2024 to present
Robert Doran	60	Executive Vice President, Director	March 8, 2024 to present
Gary Hennerberg	67	Secretary, Director	March 8, 2024 to present
Sherri Adams	51	Chief Operating Officer, Director	March 8, 2024 to present
Suzanne Bird	59	Director	March 8, 2024 to present
Jody Walker	64	Director	March 8, 2024 to present
Gary Kiss	44	Director	March 8, 2024 to present
Thomas Powers	68	Director	July 3, 2013 to present

Officers and Directors

The following is the biographical information for the current officers and directors of the Company.

William Resides

Mr. Resides is the Chief Executive Officer, Interim Chief Financial Officer and a Director of the Company. An experienced sales executive and passionate entrepreneur, Mr. Resides is the Co-founder and Chief Executive Officer of NuLife where he leads a global team of Brand Partners on a mission of redefining health utilizing the latest in technologies and top of class products in the health and wellness sector. He has served in that role since January 2, 2019. From October 2012 to January 1, 2019, Mr. Resides has been a managing member of NuLife Ventures LLC. From March 2016 to present, Mr. Resides has been a managing member of Resides Enterprises, LLC., a management consulting company. In addition, Mr. Resides has served as Vice President of Business Development for Loop Media Inc, a public company, as well as the Vice President of Business Development for Crypto Insiders LLC, and Money Clip 360 Inc., developing innovation agendas and digital strategies to move their portfolio of products and services into online “Hy-bred Direct Sales” model. Before NuLife, Mr. Resides was in Chief Executive roles at AllTech Systems LLC, Allwired Technologies Inc. and Audio Visions Inc., throughout the ’90s until 2011. From 1986 to 1988, Mr. Resides attended Carson Newman College.

Robert Doran

Mr. Doran is the Executive Vice President and a Director of the Company. Mr. Doran has been the CMO and Co-Founder of NuLife since December 2018 to December 2019 and the Executive Vice President and Co-Founder of NuLife since January 2020. From March 1995 to present, Mr. Doran has been the Co-Founder of LifePower, Inc., a management company. From June 1999 to present, Mr. Doran has been the Co-Founder of Energy Network, LLC, a marketing consulting company From January 2020 to present, Mr. Doran has been the Co-Founder of Traction X39 LLC, a real estate holdings company. Mr. Doran is a traditional business guy that started in Cable TV at age 14... then graduated into real estate sales and investing. In 1999, after a few years of mentorship, he and his wife launched their own Magazine, House & Home Magazine, that they grew to over 500,000 readers, exiting in 2012 with a sale to a large media company.

Gary Hennerberg

Gary Hennerberg is the Secretary and a Director of Company and the Chief Executive Officer for its subsidiary, Microvascular Health Solutions LLC In his career, Mr. Hennerberg has worked as a consultant to organizations such as the Dow Chemical Company, Assurity Life Insurance, Eli Lilly, AAA, CitiFinancial, Collin Street Bakery, Sprint, Medical Arts Press, and dozens more. Gary is the writer behind the GlycoCheck and Endocalyx Pro stories and has developed the financial models and projections for BioRegenx companies. His marketing campaigns increased sales by more than 60% and have reached an estimated 150 million households globally, with his work translated into Spanish, German, and Japanese. Mr. Hennerberg is the author of “Crack the Customer Mind Code / Seven Pathways from Head to Heart to YES!” (Morgan James Publishing) 2016; Author of “Direct Marketing Quantified: The Knowledge is in the Numbers” (Target Marketing Publishing) 2005, and “Spinal Stenosis and Back Pain Relief Treatments Reviewed” (self-published, 2018). Mr. Hennerberg has been a columnist and webinar presenter for Target Marketing Magazine and Today @ Target Marketing 1993 – 2016, and a speaker at numerous events. He has taught copywriting courses for American Writers and Artists since 2004. Prior to 1992, he was Vice President of U.S. Communications Marketing Agency, Vice President of Direct Marketing for CMF&Z, a Young and Rubicam Advertising Agency, and on the client-side Gary has worked as a Product Manager and Marketing Manager for several companies. Gary obtained a B.A. Communications from Fort Hays State University in 1978.

Sherri Adams

Ms. Adams is Chief Operating Officer and a Director for the Company. Ms. Adams is a seasoned business leader with extensive experience in managing multi-million-dollar development relationship portfolios. From 2013 to 2021, she worked as a consultant, specializing in hotel contract negotiations and on-site management for large corporate events. In 2021, she joined NuLife Sciences, Inc., where she has utilized her expertise in aligning business marketing and development strategies to forge successful corporate partnerships. Ms. Adams has a proven track record in designing and executing impactful community programs and events that synergistically combine nonprofit missions with corporate business and philanthropic objectives. As an experienced corporate director, Ms. Adams has demonstrated a history of success in the health and wellness markets. She has a diverse skill set that includes prospect research, corporate communications, compliance initiatives, client relations, account management, and marketing strategy. In 1994, she graduated with a bachelor's degree in education from Indiana University of Pennsylvania.

Suzanne Bird

Mrs. Bird is a Director of the Company. From 2006 to present, Mrs. Bird has been the Financial Administrator of the Fertility Center with offices located in Chattanooga and Knoxville, Tennessee. Mrs. Bird wrote and supported accounting software for the rental/retail industry from 1986 to 1991. In December 1985, Mrs. Bird received her Bachelor of Science in Computer Science from Southern Adventist University, Collegedale, Tennessee. She is the wife of Joseph S. Bird, Jr., M.D., co-founder of the Company and NuLife.

Jody Walker

Mrs. Walker is a Director of the Company. From 1989 to present, Mrs. Walker has been in private practice as a securities and corporate attorney. Her practice focuses primarily on regulatory compliance, mergers and acquisitions, public and private offerings with debt and equity securities, blue sky filings and general corporate matters. Mrs. Walker earned her Juris Doctorate from Hamline University in 1985 focusing on securities and taxation. She earned a Bachelor of Individualized Studies majoring in international business, french and government from the University of Minnesota in 1982.

Gary Kiss

Mr. Kiss is a Director of the Company. From inception (April 4, 2023) to present, Mr. Kiss has been the Chief Executive Officer of DocSun Biomedical Holdings, Inc. Upon the acquisition of DocSun Biomedical Holdings Inc. by BioRegenx, Mr. Kiss resigned as Chairman of the Board of Directors of DocSun Biomedical Holdings, Inc. and accepted his appointment as Director of BioRegenx. Mr. Kiss brings valuable experience in the fields of biomedicine and medical rejuvenation, with over ten years of industry experience in stem cell services. His expertise is instrumental in guiding the strategic direction of Docsun Biomedical Holdings Inc.

Thomas Powers

Mr. Powers is a Director of the Company. Mr. Powers has an extensive sales and business development background as well as being a vacation rental property manager himself. Mr. Powers also founded Abodeca which is a direct booking vacation rental website that is now part of the Resortia family. Mr. Powers has proven success in many other B2B ventures including the Security Industry, Merchant Services, Point of Sale and SEO consulting with the Company. This experience combined with first-hand knowledge of online marketing SEO and Social Media along with Vacation Rental Property business and Real Estate makes him a valuable addition to the team. Mr. Powers is currently, in addition to the Company, a Director of ClassWorx, Inc.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our former executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of eight members. Our directors serve one-year terms.

Audit Committee

The Company does not presently have an Audit Committee. No qualified financial expert has been hired because the Company is too small to afford such expense.

Committees and Procedures

1.	The Company has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. Members of the Board of Directors act in lieu of committees due to its small size. Now that the merger has occurred, the Company will move forward to finalize the required committees.

2.	The members of the Board who act as nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

3.	The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

4.	The basis for the view of the board of directors that it is appropriate for the Company not to have such a policy is that there is no need to adopt a policy for a small company.

5.	The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

6.	There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

7.	The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Nevada Anti-Takeover Law and Charter and Bylaw Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to the Company. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Company’s shares, unless the transaction is approved by the Company's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary executive compensation information for the fiscal years ended December 31, 2023 and December 31, 2022.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
		($)	($)	($)	($)	($)	($)
William Resides	2023	n/a	n/a	n/a	n/a	n/a	n/a
Chief Executive Officer and Interim Chief Financial Officer	2022	n/a	n/a	n/a	n/a	n/a	n/a

Robert Doran	2023	n/a	n/a	n/a	n/a	n/a	n/a
Executive Vice President	2022	n/a	n/a	n/a	n/a	n/a	n/a

Sherri Adams	2023	n/a	n/a	n/a	n/a	n/a	n/a
Chief Operating Officer	2022	n/a	n/a	n/a	n/a	n/a	n/a

Gary Hennerberg	2023	n/a	n/a	n/a	n/a	n/a	n/a
Secretary	2022	n/a	n/a	n/a	n/a	n/a	n/a

Ray Firth	2023	0	0	0	0	0	0
Former President	2022	0	0	0	0	0	0

Thomas Powers	2023	0	0	0	0	(1)	0
Former Chief Executive Officer	2022	0	0	0	0	0	0

(1) On March 31, 2023, the Company issued 6,005,400 shares of common stock to Mr. Powers, for $28,270 of debt and $8,539 for expense reimbursement. The shares were valued at $0.0816, the closing stock price on the date of grant, resulting in a loss on the issuance of $453,232.

No compensation has been paid to management by the Company since inception.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end December 31, 2023.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end December 31, 2023.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end December 31, 2023.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our executive officers, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ended December 31, 2023 or December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 11, 2024 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of the Company’s common stock.

The percentages below are calculated based on 3,800 shares of our Series A preferred stock and 956,630,100 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Officers and Directors	Title of Class	Amount and Nature of Beneficial Ownership	% of Class	Voting Power %
William R. Resides	Common Stock	20,674,000 - Direct	2.16	2.14
PO Box 21210 Chattanooga, TN 37424		198,061,145 - Indirect (1)	20.70	20.50
	Series A	112 - Direct	2.94	0.03
		1,008 - Indirect	26.53	0.26

Robert Doran	Common Stock	0 - Direct	0	0
1001 Michael Lane, Eagleville PA 19403		73,800,000 - Indirect(2)	7.71	7.64
	Series A	0 - Direct	0	0
		400 - Indirect	10.53	0.10

Sherri Adams(4)	Common Stock	1,000 - Direct	0	0
14816 Surveyor Blvd Addison TX 75001		0 -Indirect	0	0
	Series A	0 - Direct	0	0
		0 - Indirect	0	0

Gary Hennerberg	Common Stock	4,610,000 - Direct	0.48	0.48
5501 Willow Lane Colleyville, TX 76034		0 - Indirect	0	0
	Series A	108 - Direct	2.84	0.03
		0 -Indirect	0	0

Suzanne Bird	Common Stock	416,000 - Direct	0.04	0.04
PO Box 28261 Chattanooga, TN 37424		84,799,264 - Indirect(3)	8.86	8.78
	Series A	0 - Direct	0	0
		432 - Indirect	11.37	0.11

Jody Walker(5)	Common Stock	0 - Direct	0	0
7841 South Garfield Way, Centennial, CO 80122		0 -Indirect	0	0
	Series A	0 - Direct	0	0
		0 - Indirect	0	0

Gary Kiss	Common Stock	9,349,568 - Direct	0.98	0.97
3197 North Fork Left Fork Road, Black Mountain, NC 28711		0 - Indirect	0	0
	Series A	0 - Direct	0	0
		0 - Indirect	0	0

Thomas Powers	Common Stock	6,005,400 - Direct	0.63	0.62
701 N. Pine Street, Elizabeth PA 37643		0 - Indirect	0	0
	Series A	0 - Direct	0	0
		0 - Indirect	0	0

Officers and Directors	Title of Class	Amount and Nature of Beneficial Ownership	% of Class	Voting Power %
Officers and Directors as a whole (8 persons)	Common Stock	41,045,968 - Direct	4.29	4.25
		356,464,208 - Indirect	37.26	36.90
	Series A	220 - Direct	5.79	0.06
		1,840 - Indirect	48.42	0.48

Other 5% Shareholders
Wilshire Holding Trust(1)	Common Stock	197,864,944 - direct	20.68	20.48
William Resides TTEE		0 - Indirect	0	0
PO Box 2121- Chattanooga, TN 37424	Series A	1,008 - Direct	26.53	0.26
		0 - Indirect	0	0

JARA Irrevocable Trust(2)	Common Stock	73,840,300 - Direct	7.72	7.64
Robert Doran TTEE		0 - Indirect	0	0
1001 Michael Lane, Eagleville PA 19403	Series A	400 - Direct	10.53	0.1
		0 - Indirect	0	0

Libertas Trust(3)	Common Stock	84,799,264 - Direct	8.86	8.78
Joseph S. Bird Jr./Suzanne Bird Jt TTEES		0 - Indirect	0	0
PO Box 28261 Chattanooga TN 37424	Series A	432 - Direct	11.37	0.11
		0 - Indirect	0	0

RNL Lonepeak Holdings, LLC	Common Stock	187,447,552 - Direct	19.60	19.4
Robert M Long, member		0 - Indirect	0	0
7 S. Lone Peak Drive Alpine UT 84004	Series A	1,015 - Direct	26.71	0.26
		0 - Indirect	0	0

Hans Vink Beheer BV	Common Stock	122,619,600 - Direct	12.82	12.69
Hans Vink principal		0 - Indirect	0	0
Groot Haasdal 36333 AV Schimmert, The Netherlands	Series A	617 - Direct	16.24	0.16
		0 - Indirect	0	0

(1) William Resides, an officer and director of the Company is the Trustee of the Wilshire Holding Trust. Additionally, William Resides controls Resides Enterprises LLC which owns 195,201 common shares.

(2) Robert Doran, an officer and director of the Company is the Trustee of the JARA Irrevocable Trust.

(3) Suzanne Bird, a director of the Company is a co-Trustee of the Libertas Trust.

(4) Sherri Adams, an officer and director of the Company owns 15,840,000 stock options exercisable at $2.10 per common share for an exercise period of five years and 853,328 stock options exerciseable into common stock at $3.00 for an exercise period of five year.

(5) Jody Walker, a director of the Company owns 6,880,000 stock options exercisable into common stock at $2.10 per common share for an exercise period of five years.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2022, the Company received a total cash advance from Classworx Inc of $2,900. Classworx Inc, has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand. The balance due as of December 31, 2023, is $2,890.

During the year ended December 31, 2022, the Company received a total cash advance from Thomas Powers, former CEO and currently, a Director, of $28,270. On March 31, 2023, the Company issued 6,005,400 shares of common stock to Mr. Powers, for $28,270 of debt and $8,539 for expense reimbursement. The shares were valued at $0.0816, the closing stock price on the date of grant, resulting in a loss on the issuance of $453,232.

During the year ended December 31, 2022, the Company received a total cash advance from TransworldNews, Inc. of $10,500, $700 of which was repaid, for a balance due of $9,800 as of December 31, 2022. TransworldNews has the same management and majority shareholders as the Company. The advance was for general operating expenses, is non-interest bearing and due on demand. The balance due as of December 31, 2023, is $9,700.

During the year ended December 31, 2023, Mr. Powers advanced the Company $12,781 to pay for professional fees. The advanced is non-interest bearing and due on demand.

Our officers and directors, Raymond Firth and Thomas Powers can be considered promoters of Findit, Inc. in consideration of his participation and managing of the business of the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2023 and 2022 for professional services rendered by BF Borgers CPA, PC (PCAOB # 5041) for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2023 and 2022 were $38,500 and $33,900, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2023 and 2022 for assurance and related services by BF Borgers CPA, P.C. that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from BF Borgers CPA, P.C. during the years ended December 31, 2023 and 2022 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023 and 2022

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022

Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith or incorporated by reference as noted:

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

3.1	Articles of Incorporation, as currently in effect, incorporated by reference to Form S-1 filed on March 11, 2021
3.2	Bylaws, as currently in effect, incorporated by reference to Form S-1 filed on March 11, 2021
3.3	Amendment to the Certificate of Designation, incorporated by reference to Form 10-K filed on April 4, 2023
3.4	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Form 10-K filed on April 4, 2023
3.5	Articles of Merger, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024
3.6	Certificate of Amendment filed with the State of Nevada on 3/8/24, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024
3.7	Certificate of Designation filed with the State of Nevada on 3/14/24, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024
3.8	Certificate of Correction filed with the State of Nevada, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024
99.2	Press Release dated March 14, 2024, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioRegenx, Inc. (formerly Findit, Inc.)

/s/ William Resides

By: William Resides

Chief Executive Officer

Date: April 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/William Resides	CEO, Interim CFO, Director	April 11, 2024
/s/Robert Doran	Executive Vice President, Director	April 11, 2024
/s/Sherri Adams	COO/Director	April 11, 2024
/s/Gary Hennerberg	Secretary/Director	April 11, 2024
/s/Suzanne Bird	Director	April 11, 2024
/s/Jody Walker	Director	April 11, 2024
/s/Thomas Powers	Director	April 11, 2024

