Form 10-Q
period 2024-03-31
BIOREGENX, INC.
filed 2024-05-24
CIK 1593184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to

Commission file number: 000-56345

BIOREGENX, INC.

(Exact name of Company in its charter)

Nevada	30-1912453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

7407 Ziegler Road

Chattanooga, TN 37421

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

Item 1. Financial Statements

BIOREGENX, INC. AND SUBSIDIARIES

BALANCE SHEETS

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$114,158	$125,402
Accounts Receivable	102,861	32,581
Inventories	408,993	440,704
Prepaid expenses and other current assets	302,075	342,184
Total Current Assets	928,087	940,871

Notes Receivable	454,766	454,371
Property and equipment (Net)	581,494	13,723
Intangible Assets (Net)	18,551,595	282,960
Other Assets	101	–
Total Assets	$20,515,943	$1,691,925

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$612,912	$455,211
Accrued expenses	566,120	566,867
Promissory notes payable and loans	1,842,449	1,138,896
Deferred revenue	333,365	367,998
Total current liabilities	3,354,846	2,528,972

Notes payable	150,000	350,000

Total Liabilities	3,504,846	2,878,972

Stockholders’ Deficit:
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800 as of March 31, 2024 and 60,800 as of December 31, 2023	4	61
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 956,530,100 issued and outstanding as of March 31, 2024 and 628,493,296 as of December 31, 2023	956,530	628,493
Additional paid-in-capital	25,940,740	7,497,527
Additional paid-in-capital - Warrants	280,688	149,972
Accumulated deficit	(10,166,964)	(9,462,158)
Accumulated other comprehensive income (loss)	99	(942)
Total Stockholders' Deficit	17,011,097	(1,187,047)
Total Liabilities and Stockholders' Deficit	$20,515,943	$1,691,925

The accompanying notes are an integral part of these unaudited financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Net sales	$618,116	$1,075,585
Cost of sales	159,350	311,694
Gross profit	458,766	763,891

Operating Expenses:
Distributors incentives	45,403	177,004
Selling, general and administrative	1,050,129	770,993
Total operating expenses	1,095,532	947,997

Loss from Operations	(636,766)	(184,106)

Other income (expense):
Interest income	(1,200)	1
Interest expense and financing costs	(69,240)	(45,733)
Total other expense	(68,040)	(45,732)

Income (loss) before provision for taxes	(704,806)	(229,838)

Provision for Income Tax	–	–
Net Loss	(704,806)	(229,838)

Weighted average common shares outstanding - basic	767,597,772	618,972,656
Weighted average common shares outstanding -	818,792,187	618,972,656
Earnings (loss) per share - basic	(0.00)	(0.00)
Earnings (loss) per share - diluted	$(0.00)	$(0.00)

Comprehensive Income:
Net Loss	$(704,806)	$(229,838)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,041	4,794
Tax benefit related to foreign currency translation adjustment	–	–
Other comprehensive income (loss), net of tax	$(703,765)	$(225,044)

The accompanying notes are an integral part of these unaudited financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock, Series A		Additional Paid	Additional Paid-in Capital	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Warrants	Deficit	Income	Deficit
Balance, December 31, 2023	628,493,296	$629,493	60,800	$61	$7,497,527	$149,972	$(9,462,158)	(942)	(1,187,047)

Issuance of common shares and warrants for returns and services	4,040,000	4,040	–	–	189,580	130,716	–	–	324,336
Issuance of common shares as loan incentive	144,000	6,005	–	–	5,688			–	5,832
Issuance of common shares in acquisition of DocSun Biomedical Holdings, Inc.	76,800,000	76,800	–	–	14,309,450	–	–	–	14,386,250
Shares issued (retained by Findit, Inc.’s shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	4,080,938	–	–	–	4,185,491
Preferred shares converted to common upon merger	142,500,000	142,500	(57,000)	(57)	(142,443)	–	–	–	–
Net loss	–	–	–	–	–	–	(704,806)	–	(704,806)
Other Comprehensive income (loss), net of tax	–	–	–	–	–	–		1,041	1,041
Balance, March 31, 2024	956,530,100	$956,530	3,800	$4	$24,940,740	280,688	$(3,444,733)	$99	$17,011,097

	Common Stock		Preferred Stock, Series A		Additional Paid	Additional Paid-in Capital	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Warrants	Deficit	Income	Deficit
Balance, December 31, 2022	617,357,808	$617,358	60,800	$61	$5,792,271	$–	$(8,186,340)	(19,732)	$(1,796,382)

Issuance of common shares and warrants in private placement	9,055,488	9,055	–	–	1,317,336	15,750	–	–	1,342,141
Issuance of common shares and warrants for returns and services	2,080,000	2,080	–	–	387,920	10,600	–	–	400,600
Issuance of warrants for services	–	–	–	–	–	123,622	–	–	123,622
Net loss	–	–	–	–	–	–	(1,275,818)	–	(1,275,818)
Other Comprehensive income (loss), net of tax	–	–	–	–	–	–	–	18,790	18,790
Balance, December 31, 2023	628,493,296	$628,493	60,800	$61	$7,497,527	149,972	$(9,462,158)	$(942)	$(1,187,047)

The accompanying notes are an integral part of these unaudited financial statements

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities
Net Loss	$(704,806)	$(255,044)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	200,104	1,193
Issuance of common shares for returns and services	193,260	–
Issuance of warrants for services	130,716	–
Issuance of common shares as loan incentives	5,832	–
Changes in operating assets and liabilities (net of amount):
Accounts receivable	2,762	25,558
Inventories	4,186	(140,156)
Prepaid expenses and other assets	(4,466	634
Accounts Payable	175,681	11,696
Accrued expenses and other liabilities	69,078	(111,264)
Deferred Revenue	(34,633)	104,554
Net Cash Used by Operating Activities	38,074	(332,829)

Investing Activities:
Purchases of property and equipment	(588,432)	–
Acquisition of intangibles	(18,447,978)	–
Net Cash Used in Investing Activities	(19,036,410)	–

Financing Activities:
Increase in SBA loans	330,716	–
Note and loan payments	(91,474)	–
Increase in note and loan balances	306,825	831
Proceeds from the issuance of common stock	–	337,739
Issuance of common stock in acquisition and merger	18,441,025	–
Net Cash Used by Financing Activities	18,987,092	165,570

Net Increase (Decrease) in Cash and Cash Equivalents	(11,244)	(167,259)
Cash and Cash Equivalents, Beginning Balance	125,402	616,696
Cash and Cash Equivalents, Ending Balance	$114,158	$449,437

Cash Paid During the Period for:
Interest	$2,924	$28,897
Income Taxes	$–	$–

Non-Cash Investing and Financing Activities:
Acquisition of property and equipment	$(588,432)	$–
Acquisition of intangibles	(18,444,769)	–
Issuance of common stock in acquisition and merger	18,441,025	–
Net non-cash activities	$(592,176)	$–

The accompanying notes are an integral part of these unaudited financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING Organization and Business:

BioRegenx, Inc. (formerly Findit, Inc.) was originally incorporated on December 23, 1998 in the state of Nevada. Effective March 8, 2024, BioRegenx, Inc., a Nevada corporation was merged into Findit, Inc. resulting in a change of control. Pursuant to the terms of the merger, the name of the company was changed to BioRegenx, Inc.

On April 6th, 2021 BioRegenx entered into a combination agreement with Microvascular Health Services, LLC., My Body Rx, LLC and NuLife Sciences, Inc. that resulted in the addition of three subsidiary companies to the group. Due to the ownership structure the combination is accounted for as a combination of entities under common control under the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. The activities of the subsidiaries are included in the financial statements for the entire reporting period with assets and liabilities stated at the historical carrying value.

On September 15, 2021, the Company acquired all the interest in Regenr8, LLC in exchange for shares of the Company’s stock. This acquired company is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value.

On January 8th, 2024, the Company acquired all the shares outstanding of DocSun Biomedical Holdings, Inc. in exchange for shares of the Company’s stock. This acquired company is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value.

The Company filed Articles of Merger effective March 8, 2024 with the state of Nevada. Pursuant to the Articles of Merger, BioRegenx, Inc, a Nevada corporation was merged into the Registrant (Findit, Inc), with the Registrant being the surviving company.

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Registrant. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The exchange value of Registrant’s stock was the average trading price of Registrant as of the date the Articles of Merger were first filed, February 26th, 2024. Due to the change in control the accounting acquirer in the merger is BioRegenx, Inc., a Nevada Corporation the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This acquired company (Registrant) is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed to BioRegenx, Inc. (the Company).

On March 9th, 2024, the Company exercised an option obtained in the Merger agreement with Findit, Inc. to acquire all the remaining shares of Classwork, Inc. the acquired shares were valued at the $1.00 option price.

BIOREGENX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

The Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of the Company, and its controlled subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from additional common stock issuances.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Fiscal Year

The Company operates on a calendar year ending on December 31. Fair Value Measurements

As of March 31, 2024 and December 31, 2023, the Company’s financial instruments include cash equivalents and accounts receivable. The cost values of cash equivalents and restricted cash approximate their fair values, based on their short-term nature. Accounts receivable is valued at their expected realizable value.

Translation of Foreign Currencies

The Company’s foreign sales activities are conducted in US Dollars and no foreign currency translations are recorded in these financial statements. The Company purchases are conducted in the currency negotiated by the Company and the vendors. When a foreign currency transaction is required, the Company will record the transaction in its financial statements at the current exchange rate. Upon satisfaction of the obligation denominated in foreign currency the then current exchange rate is used, any difference in the amount originally recorded the amount to satisfy the obligation is recorded to foreign currency gain or loss. A foreign currency obligation that remains outstanding at the end of a reporting period, the amount outstanding is valued at the exchange rate on the reporting date and an entry is made to other comprehensive income for the resulting translation adjustment.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING (Continued) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consisted primarily of bank balances and amounts receivable from credit card processors. Amounts receivable from credit card processors and other forms of electronic payment are considered cash equivalents because they are both short- term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, non- conforming inventories, expiration dates, current and future product demand, and market conditions. A change in any of these variables could result in an adjustment to inventory.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for doubtful accounts for estimated losses inherent in its accounts receivable as determined by management. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of the receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the “more-likely-than-not” criteria for recognition. The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Property and equipment are recorded at cost. Maintenance, repairs, and renewals, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over the estimated useful lives of the related assets. The straight-line method of depreciation and amortization is followed for financial statement purposes. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

Property and Equipment

Leases

The Company has adopted ASC Topic 842 for lease accounting. This standard requires that right of use assets and liabilities are measured and recorded on the balance sheet. ASC Topic 842 provides an exception for short term leases that are for 12 months or less. The Company reports short term leases under the exception to the standard. Leases for a period of 12 months or less are recorded as expense on a ratable basis throughout the term of the lease.

The Company leases two office spaces, its headquarters in Chattanooga Tennessee and a satellite office in Alpine Utah, both are short term leases. The headquarters is leased from a related party on a month-to-month basis for $1,725.00 per month. The satellite office is leased from an unrelated party under a twelve-month extension to the original lease at $800.00 per month.

The Company rents storage space on a month-to-month basis in various locations total monthly cost was less than $1,000.00 per month.

Intangible Assets

Intangible assets were acquired in the purchases of Regenr8, LLC on September 15th, 2021. DocSun Biomedical Holdings, Inc. on January 8th, 2024 and Findit, Inc on March 8th, 2024. See note G Intangibles include product intangibles, formulations and customer-based intangibles. Amortized intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortized intangible assets ae reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") for all periods presented in the consolidated financial statements. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

Sales contract with the independent business partners and customers

1 – Identification of the contract with a customer
2 – Identification of the performance obligation in the contract
3 – Determination of the transaction price
4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

Product Return Policy

The Company through its subsidiaries provides a medical testing machine, consumables for the testing process, wellness devices and nutritional supplements to its Independent Brand Partners (IBP) and customers. IBPs pay an annual membership fee to maintain the IBP status which is a requirement to participate in the compensation plan. Prior to the merger April 6th, 2021, a medical device was also sold directly to health professionals and customers but this product has been discontinued. The products are distributed through a network of IBPs. During the periods presented, the testing machines were primarily sold to educational and research institutions directly by the Company. The medical devices and the supplements were sold to individuals by the independent brand partners. The discontinued medical device was exclusively sold through the network of independent brand partners. The Company assesses the contract term as the period in which the parties to the contract have enforceable rights and obligations. The contract term may differ from the stated term in contracts with certain termination or renewal rights, depending on whether there are substantive penalties associated with those rights. Customer contracts are generally standardized and noncancellable for the duration of the stated contract term. Consumption taxes collected and remitted to tax authorities are excluded from revenue. The Company may use third-party vendors to provide certain goods or services to its customers. The Company evaluates those relationships to determine whether revenue should be reported gross or net. The Company recognizes revenue on a gross basis where it acts as principal and controls the goods and services used to fulfill the performance obligations to the customer and on a net basis where it acts as an agent. The Company has not acted as an agent during neither the three months ended March 31, 2024 nor the years ended December 31, 2023 and 2022.

Performance Obligation

The counterparties contract to obtain goods and meet the requirements to be customers whether termed customers or independent brand partners. The Company’s sales to educational institutions are of a tangible product. The company requires payment prior to shipping, with only a few exceptions. Sales to educational institutions are not shipped until payment is received. Once an order is paid the invoice is sent to an outsourced fulfillment house for shipping. Shipping typically occurs in 24 hours of the payment. Sales are booked upon shipment when the performance obligation is satisfied.

Sales to health professional and individual consumers, other than annual memberships, are of tangible goods. The company requires payment prior to shipping, with only a few exceptions. Sales to health professionals, other IBPs and consumer are also not shipped until payment is received, typically via credit card. Once an order is paid the invoice is sent to an either an outsourced fulfillment house for shipping or fulfilled in house. Shipping typically occurs in 24 hours of the payment. Sales are booked upon shipment when the performance obligation is satisfied.

All counterparties to the contract may return the product pursuant to the Company’s return policy. Annual Membership of IBPs, which entitle the IBP to distributor status and allow them to participate in the compensation plan, are non- refundable.

Other types of revenue include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and payment fees. Such fees are amortized over the period to which they relate, typically 12 months.

Transaction Price

The transaction price is the amount received or expected to be received for transferring goods and services to its customers. Each order entered has a fixed price listed in the company’s distributor portal or on a price list at the time the sale is originated.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

Allocations

The Company as a matter of ordinary operations allocated the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied. In December 2022 the company shipped packages of its new wellness product that omitted certain components. An allocation to the portion of the orders that were not fulfilled with functional units was made and deferred revenues were recorded. The Company also made advanced shipments of certain components of its medical test machines. These components were not functional relative to the testing machine’s purpose and no revenue was recorded for these shipments. There was no transaction price allocated to performance that was fully satisfied for the year ended December 31, 2022. In the year ended December 31, 2023, the Company recognized revenue for nutritional supplements and approximately 30% of the recorded deferred testing machine sales were recognized upon shipment of functional components. In the three months ended March 31, 2024, the Company recognized revenue of approximately 30% of the recorded deferred testing machine sales were recognized as performance obligations were fully satisfied.

Other Revenue

Recognition

Revenue is recognized when the performance obligation is satisfied, primarily upon passage of title, for tangible goods. The majority of collections are through online orders paid through credit cards. There are few exceptions where terms are given to well-known customers, primarily in the academic market. The Company’s distributors’ have the option to apply their earned commissions to their orders resulting in an internal entry to record their payment.

The Company has not engaged in financing related to its products. When third party finance companies are used by the customer the order is considered paid when funds are received from the finance company.

There are no contracts that extend beyond the performance of the original sales obligation.

Payments from the customers are typically made at the time of the order before satisfaction of the performance obligation. The Company in rare instances grants 30-day terms to select long term customers. In such instances the revenue recognition occurs when the performance obligation is satisfied. The Company has elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less.

All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price.

Independent Business Partners Incentives

Incentives expenses include all forms of commissions, and other incentives paid to our Independent Business Partners (IBPs).

Selling, General and Administrative

Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, associate event costs, advertising and professional fees, marketing, and research and development expenses.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING (Continued)

Equity-Based Compensation

The Company records compensation expense in the Financial Statements for equity-based awards based on the fair value on the date of transfer. Fair value was determined by valuations of the separate subsidiaries before the merger based on a variety of factors including expected cash flow, comparable industry values and tangible and intangible asset values. For the period presented, all equity-based compensation consisted of direct transfers of equity interests for services provided in prior periods and were fully vested upon the award. There was no formal vesting period for the awards and the awards were recognized upon the grant.

Product Return Policy

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item.

Research and Development

Research and development costs are expensed as incurred per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730.

Earnings Per Share

Basic earnings per common share ("EPS") are based on the weighted-average number of common shares that were outstanding during each period. Common shares of the company have been restated each period to show the shares of the accounting acquirer as converted to the legal capital structure of the Company. Diluted earnings per share includes all outstanding convertible securities, warrants, options and contingent shares outstanding in the divisor.

Accounting for debt-to-equity conversions

In order to simplify, and provide less confusion, on accounting for debt with conversion options, FASB release ASU 2020- 06 in August 2020 has been adopted by the Company. For the three months ended March 31, 2024and the years ended December 31, 2023 and December 31, 2022 there were no convertible debt instruments outstanding. See Note N for the description of a debt-to-equity conversion transactions on March 31, 2022.

ASU 2020-06 simplifies the accounting for convertible instruments. Therefore, the embedded conversion features no longer are separated from the debt with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and therefore will be accounted for as a single equity instrument measured at its historical cost.

NOTE B—INVENTORIES

	03/31/2024	12/31/2023
Finished Goods	408,993	440,704

Supplement Inventories are purchased in finished form with labels purchased separately in an amount to support the production run. Medical testing equipment components were purchased and assembled once orders were received during the financial statement period.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	03/31/2024	12/31/2023
Prepaid commissions	53,756	62,467
Deposits	75,111	–
Other current assets	173,208	279,717
Total	302,075	342,184

Consolidated earnings before income taxes consists of the following:

	03/31/2024	12/31/2023
Consolidated Net Loss before income Taxes	(704,806)	(1,275,818)

Income tax expense (benefit) included in income from continuing operations consists of the following:

	03/31/2024	12/31/2023
Periods Ended March 31, 2024 and
December 31, 2023 Current and Deferred	–	–

During the period before the combination of BioRegenx, Inc, a Nevada corporation and Microvascular Health Solutions dated of April 6th, 2021, each subsidiary filed separate income tax returns. Certain subsidiaries filed as flow through entities for tax purposes and the owner’s reported income and loss on their tax returns for the tax years before 2021 and the short period ended April 6, 2021. The Company reported net taxable loss for the short period beginning April 7th and ending December 31. 2021. For tax period before the merger of BioRegenx, Inc, a Nevada corporation into Findit, Inc. separate consolidated returns.

NOTE D—INCOME TAXES

As of March 31, 2024, the Company expect to have net operating loss carryovers and tax credit carryovers. The Company believes the utilization of the carryforwards cannot be determined with reasonable accuracy at this time due to provisions in the tax code that could act to limit the utilization of the carryovers and uncertainty in the determination of the periods that the carryovers may be utilized against future taxable income. The Company maintains a full valuation allowance on its carryforwards. Valuation allowances are determined using a more-likely-than-not realization criteria and are based upon all facts and circumstances. The Company files income tax returns in the United States and multiple states. In general, the Company's and predecessor’s tax filings are subject to examination for years ending on or after December 31, 2020, however, the statutes of limitations in certain instances may be longer.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE E—PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	03/31/2024	12/31/2023
Computer equipment and software	581,494	13,723

Estimated useful lives for computer equipment and software is 5 years.

Depreciation of property and equipment was $20,661 and $3,579 for the three months ended March 31,2024 and the year ended 2023, respectively.

NOTE F—OPERATING LEASES

The following table presents supplemental lease information:

	03/31/2024	12/31/2023
Operating lease costs	11,537	49,441

Operating lease cost were related to the Company’s office space and storage space rentals, see related party disclosures below.

NOTE G—INTANGIBLE ASSETS

The Company incurred patent costs and acquired a software license in 2023. The license was not yet placed in service by March 31, 2024. In the quarter ended March 31, 2024, the company acquired intangible assets in its acquisition of DocSun Biomedical Holdings, Inc. and in the Merger with BioRegenx, Inc., a Nevada corporation. See Note J Acquisitions. The Company performed its annual indefinite-lived intangible asset impairment test during 2021. The Company performed a qualitative assessment of the intangible assets and based on a delay in implementing the acquired assets determined that it was more-likely-than-not that the fair value of any indefinite-lived intangible asset was less than the carrying amount.

The Company determined that the fair market value of the acquired intangibles was not determinable as of 12/31/2021. As a result, an impairment expense was recognized for the amount acquired.

Intangible assets consist of the following:

	03/31/2024	12/31/2023
Amortizable intangible assets (net)
Patents	13,878,411	83,596
Licenses	201,863	199,364
Findit Intangibles	2,981,452	–
Total	17,061,726	282,960

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE H—OTHER ASSETS

Other Assets consisted of the following:

	03/31/2024	12/31/2023
Investment in Thunder Struck	–	–

Investment in Thunder Struck represents a marketing arrangement entered into to develop the health practitioner distribution channel.

NOTE I—COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits, claims, and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving its products, intellectual property, supplier relationships, distributors, competitor relationships, employees and other matters. The Company records a liability when a particular contingency is probable and estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While complete assurance cannot be given as to the outcome of these proceedings, management does not currently believe that any of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future.

NOTE J—ACQUISITIONS

Formation

On April 6th, 2021 the Company’s consolidated group was formed by the contribution of 100% of the equity interests of three companies, Microvascular Health Services, LLC, My Body Rx, LLC and NuLife Sciences, Inc. in exchange for newly issued common and preferred stock representing all the issued and outstanding shares of BioRegenx. The combination is expected to product synergies between companies with the production activities and the distribution network of the marketing company. After the contribution of the Microvascular Health Services, LLC interest it was discovered that certain prior arrangements may have impaired the transferability of 10% of the interest. Authorized share corresponding to this amount were placed in reserve pending resolution.

If the reserved shares were issued the total common shares outstanding would be as follows:

	03/31/2024	12/31/2023
Adjusted Common Share Outstanding	985,930,100	657,893,296

Regenr8

On September 15, 2021, 100% of the equity of Regenr8, LLC (Regenr8) was acquired in exchange of newly issued common shares of the Company. The Regenr8 acquisition added a consumable testing product and a nutritional supplement that complements and expands the Company’s product line.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE J—ACQUISITIONS (Continued)

Goodwill was not recorded as part of the acquisition.

The table that follows summarizes the consideration paid, the assets acquired, and liabilities assumed recognized at the acquisition date.

At September 15, 2021

$Amount
Consideration
BioRegenx common stock 7,680,000 shares	691,200
Fair value of total consideration transferred	$691,200

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	109,021
Food product formulas	46,250
Genetic testing product	738,262
Customer lists	46,250
Accounts payable	(14,083)
Notes payable	(234,500)
Total identifiable net assets	$691,200

Acquisition related costs
(Included in selling, general and administrative costs in the Company's income statement for the year ended December 31, 2021)	$8,322

The fair market value of the 7,680,000 shares issued as consideration paid for Regenr8 of $691,000 was determined by the share value of the private placement offering that was open concurrent to the acquisition period.

The financial assets acquired consisted solely of a cash account and it was valued at the ending bank balance on the date of the acquisition.

On January 8th 2024, 100% of the outstanding stock of DocSun Biomedical Holdings, Inc. (DocSun) was acquired in exchange of newly issued common shares of the Company. The DocSun acquisition added AI based non-contact medical diagnostic technology that complements and expands the Company’s product line.

Goodwill was not recorded as part of the acquisition and liabilities assumed recognized at the acquisition date.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE J—ACQUISITIONS (Continued)

At January 8, 2024

$ Amount
Consideration
BioRegenx common stock -76,800,000 shares	14,400,000
Fair value of total consideration transferred 14,400,000	$14,400,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	1,436
Accounts receivable	45,806
Computer equipment	399,042
Intangibles - patents	13,955,000
Accrued expenses	(1,284)
Total identifiable net assets	$14,400,000

Acquisition related costs
(Included in additional paid in capital in the Company's balance sheet for the period ended March 31, 2024)	$7,713

The fair market value of the 76,800,000 shares issued as consideration paid for DocSun of $14,400,000 was determined by the share value of the private placement offering that was open concurrent to the date the definitive agreement was signed was executed.

The financial assets acquired consisted solely of a cash account and accounts receivable which were valued at the ending book balance on the date of the acquisition.

Effective March 8, 2024, BioRegenx, Inc, a Nevada corporation was merged into Findit, Inc., with Findit, inc. being the surviving company.

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Registrant. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. Due to the change in control the accounting acquirer in the merger is BioRegenx, Inc., a Nevada Corporation the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This accounting acquiree (Findit)is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed from Findit, Inc. to BioRegenx, Inc.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE J—ACQUISITIONS (Continued)

The table that follows summarizes the consideration paid, the assets acquired and liabilities assumed recognized at the acquisition date.

At March 8, 2024

$ Amount
Consideration
BioRegenx common stock 104,552,804 shares	4,234,390
Fair value of total consideration transferred	$4,234,390

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	0
Investment	101
Intangibles - search engine, domain, website, source code	3,000,000
Accrued expenses	(3,037)
Accrued Interest	(27,074)
Loan Payable	(225,369)
Total identifiable net assets	2,744,621

Goodwill	1,489,769
Total	$4,234,390

Acquisition related costs (Included in additional paid in capital in the Company's balance sheet for the period ended March 31, 2024)	$63,901

The exchange value of Company’s stock was the average trading price of Registrant as of the date the Articles of Merger were first filed, February 26th, 2024.

No financial assets were acquired in the transaction.

NOTE K—EXECUTIVE COMPENSATION

The Company does not currently sponsor a retirement plan of any type and does not have a non-equity incentive plan.

The Company has not adopted the pay verses performance reporting standard as management determined it is not yet required.

On October 4, 2023, Hitesh Juneja resigned as an officer of BioRegenx, Inc.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE K—EXECUTIVE COMPENSATION (Continued)

On October 13, 2023, the BioRegenx original shareholders terminated Robert Long from all positions of BioRegenx and its Subsidiaries pursuant to Section 3.2 of the Stockholders’ Agreement dated April 6th, 2021.

On October 15, 2023, Hans Vink resigned from all positions of BioRegenx and its Subsidiaries. See Note L for total Equity based compensation paid.

NOTE L—STOCK AWARDS

On May 31, 2021, the Board of Directors adopted a Stock Awards Plan (“Plan”). The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities. The awards may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 89,600,000.

In August 2023, Hitesh Juneja was granted 18,654,016 warrants with an exercise price of $0.19 for prior services performed as a consultant. The warrants vested one third at the date of the grant and one third over the next two year. Compensation expense in the amount of $123,622 for the vested warrants was recorded in 2023.

In January 2024, a Jody Walker, a board member was granted 6,880,000 warrants at an exercise price of $0.13 per share for prior services. In February 2024, a consultant was granted 168,000 shares for prior services. In January 2024, two grants were made under the Plan, a consultant was granted 7,744,000 shares for prior services and Sherri Adams, Chief Operating Officer was granted warrants of 853,328 and 15,840,000 at an exercise price of $0.13 per share. The warrants and shares vested one third at the date of the grant and one third over the next two year. Compensation expense in the amount of $284,332 for the vested warrants and shares was recorded in 2024.

NOTE M—SHARES ISSUED

In June 2021, the Company Issued a private placement memorandum which offered for sale shares of its common stock to qualified accredited investors. The shares were valued at $0.09 per common share. The offering was closed September of 2021. The results are summarized in the following table.

Number Of Shareholders	# of Shares	Funds Raised
39	12,342,976	1,110,856

The Company issued shares to a sophisticated investor as term is used under Section 4(a)(2) of the Securities act in the second and third quarter of 2023.

Number Of Shareholders	# of Shares	Funds Raised
1	4,912,000	632,200

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE M—SHARES ISSUED (Continued)

In November 2022, the Company issued a second private placement memorandum which offered for sale shares of its common stock to qualified accredited investors. The Shares were valued at $0.19 per common share. The offering was open as of October 1, 2023. The results are summarized in the following table.

Number Of Shareholders	# of Shares	Funds Raised
10	4,746,688	856,834

Starting in October 2023, the Company issued shares and warrants to sophisticated investors. Each common share along with a warrant with a strike price of $0.37 per share was valued at $0.13. This offering remained open at March 31, 2024.

Number Of Shareholders	# of Shares Warrants	Funds Raised
9	4,200,000/4,200,000	551,250

In November 2023, the Company offered on option of shares or warrants to certain customers whose orders had been deferred. Each common share was valued at $0.19 per share. Warrants were valued at $0.02c o $0.026 with strike prices set at between $0.16 and $0.19 per share. This offer remained open until May 15, 2024.

Number Of Shareholders	# of Shares Warrants
10	2,240,000/640,000

In January 2024, the Company issued shares as lender incentives valued at $0.04c.

Number Of Shareholders	# of Shares	Cost
2	144,000	5,832

NOTE N—CONVERSION OF INDEBTEDNESS TO COMMON SHARES

In March of 2022, certain related party debt, including accrued interest to date, was converted into common Stock of the Company.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE N—CONVERSION OF INDEBTEDNESS TO COMMON SHARES (Continued)

The table below shows the number of shares issued for the debt retired.

Debtholder	Amount
Loan Peak Holdings	12,882
Robert Long Trust	80,935
Connie W Wilson Revocable Trust	232,663
Gail Long	68,684
David R and Diane H Long Living Trust	1,056,949
Wilshire Holdings Trust	1,070,005
Libertas Trust	458,574
Total	2,980,692

The Company’s management believes this transaction will free up cash for operations, assist in raising capital, and allow the Company to better pursue its objectives. The shares were valued at $0.088 per share based on the offering price outstanding on the date of the transaction.

NOTE O —RELATED-PARTY TRANSACTIONS

Loans

BioRegenx and its subsidiaries have financed past activities, in part, with borrowing from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	3/31/24	12/31/2023
Libertas Trust	180,000	180,000
Wilshire Holding Trust	518,000	673,000
Resco Enterprises Trust	157,757	157,757
Avis Trust	67,606	67,606
Richard Long	39,862	39,862

A Stockholder and related to current officer

B Entity controlled by current officer

C Relative of current shareholder

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE O—RELATED-PARTY TRANSACTIONS (Continued)

Total accrued interest on related party debts was $359,486 at March 31, 2024 and $322,554 at December 31, 2023. The Company has made advances to related parties as follows.

	3/31/24	12/31/2023
GlycoCheck B.V.(Net)	53,927	53,927
Robert Long	209,266	204,134
Total	263,193	258,061

Related party advances have been fully reserved to administrative expense.

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, an officer and director. The rental is on the month-to-month basis and is at a rate of $1,725.00 per month which is no more than the prevailing rate for the Chattanooga, TN market.

Royalties

The Company sells a product subject to a royalty agreement with the VHS Pool that was set up by a predecessor entity, through two if its subsidiaries. An officer and director – Robert Long through a related entity – Lone Peak Innovative Holdings, LLC, has a creditor interest in the VHS Pool. Lone Peak Innovative Holdings, LLC has to date not received payments from the VHS Pool and the likelihood of future payments are not ascertainable.

The royalty agreement calls for the payment of 1% of the gross sales of the subject product(s). The royalty applies to any product designed to support a healthy Endothelium Glycocalyx, such as the company’s Endocalyx. The royalty agreement also calls for the payment of 1% of the proceeds, after taxes, on a liquidity event. A liquidity event is defined as the subsidiary entering an arms-length transaction with a third party or making an initial public offering. Should a liquidity even occur, the agreement requires a minimum payment to raise the pool amount to $7,500,000. The pool ceiling is $15,000,000 and the Company may have two subsidiaries subject to the agreement.

Royalties paid during the periods presented were:

	3/31/24	12/31/2023
VHS Pool Royalties	2,975	14,469

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and Glycocheck B.V. and may have an ownership interest in Glycocheck B.V.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE O—RELATED-PARTY TRANSACTIONS (Continued)

Accrued Expenses and Reimbursements:

The Company accrued payments to entities related to the owners in 2021 and 2020 before the merger on April 6, 2021. The balance of the amounts accrued were $60,597 and $1,056,218 for 2021 and 2020, respectively. During 2021 in anticipation of the merger, the unpaid balances of the accruals and other loans were converted into notes payable as follows:

Wilshire Holdings Trust	1,094,747
Libertas Trust	469,177
Resco Enterprises Trust	157,747
Avis Trust	67,606
Total	1,789,277

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises B were $162,498 at March 31, 2024 and $204,612 at December 31, 2023.

NOTE P—FINANCIAL COMMITMENTS:

PFV Fund I, Ltd

The Company secured a term sheet for a Senior Secured Debt Financing and Equity proposal in February of 2022. The Terms provides for a total funding package of up to $10,000,000.00 Senior Secured Loan and $15,000,000 in Equity Contributions for common shares, preferred shares and warrants.

The proceeds of the debt are designated for purchases of controlling interests in Board approved acquisitions. The proceeds of the equity funds are designated for expanded production, product marketing and working capital.

The term sheet does not bind the parties to the agreement until a definitive loan agreement, security agreement and stock purchase agreement are executed by the parties. In the first quarter of 2023, this commitment was terminated and commitment fees are refundable to the Company.

NOTE Q—SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued and determined there are no events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BioRegenx, Inc. was originally incorporated on December 23, 1998 in the state of Nevada. Effective March 8, 2024, BioRegenx, Inc., a Nevada corporation was merged into Findit, Inc. resulting in a change of control. Pursuant to the terms of the merger, the name of the company was changed to BioRegenx, Inc. (the “Company”).

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

Results of Operations

For the three months ended March 31, 2024, the Company had net sales of $618,116 with cost of sales of $159,350 resulting in gross profit of $458,766. Comparatively, the three months ended March 31, 2023, the Company had net sales of $1,075,585 with cost of sales of $311,694 resulting in gross profit of $763,891.

For the three months ended March 31, 2024, the Company paid out distributors’ incentives of $45,403 and had selling, general and administrative expenses of $1,050,129.

Comparatively, for the three months ended March 31, 2023, the Company paid out distributors’ incentives of $177,004 and selling general and administrative expenses of $770,993.

The Company had a loss from operations of $(636,766) and $(184,106) for the three months ended March 31, 2024 and March 31, 2023, respectively. For those same periods, the Company received interest income of $1,200 and $1 and interest expense and financing costs of $(69,240) and $(45,733). As a result, the Company had a net loss of $(704,806) and $(229,838) for the three months ended March 31, 2024 and March 31, 2023, respectively.

Liquidity and Capital Resources

Operating Activities, For the three months ended March 31, 2024, the Company had net loss of $(704,806). During that period, the Company incurred depreciation and amortization of $200,104, issued common shares for returns and services of $193,620, issued warrants for services of $130,716. The Company had a change in operating assets and liabilities consisting of an increase in accounts receivable of $2,762, an increase in inventories of $4,186, a decrease in prepaid expenses and other assets of $(4,466), an increase in accounts payable of $175,681, an increase in accrued expenses and other liabilities of $69,078 and a decrease of deferred revenue of $(34,633). As a result, the Company had net cash provided by operating activities of $38,074 for the three months ended March 31, 2024.

For the three months ended March 31, 2024, the Company had net loss of $(225,044). During that period, the Company incurred depreciation and amortization of $1,193. The Company had a change in operating assets and liabilities consisting of an increase in accounts receivable of $25,558, a decrease in inventories of $(140,156), an increase in prepaid expenses and other assets of $634, an increase in accounts payable of $11,696, a decrease in accrued expenses and other liabilities of $(111,264) and an increase of deferred revenue of $104,554. As a result, the Company had net cash used in operating activities of $(332,829) for the three months ended March 31, 2024.

Investing Activities. For the three months ended March 31, 2024, the Company made purchases of property and equipment of $(558,432) and acquired intangibles of $(18,447,978). As a result, the Company had net cash used in investing activities of $(19,036,410) for the three months ended March 31, 2024.

For the three months ended March 31, 2023, the Company did not pursue any investing activities.

Financing Activities. For the three months ended March 31, 2024, the Company had an increase in SBA loans of $330,716, made note and loan payments of $(91,474), had an increase in note and loan balances of $306,825 and issued common stock in acquisition and merger of $18,441,025. As a result, the Company had net cash provided by financing activities of $18,987,092 for the three months ended March 31, 2024.

For the three months ended March 31, 2023, the Company made note and loan payments of $(173,000), had an increase in note and loan balance of $831 and received proceeds from the issuance of common stock of $337,739. As a result, the Company had net cash provided by financing activities of $165,570.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024. Our CEO concluded we have material weaknesses due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company issued 4,040,000 common shares and warrants for returns and services to non-affiliates. The shares were valued at $.187 per common s.

During the three months ended March 31, 2024, the Company issued 144,000 common shares to non-affiliated lenders as loan incentives. The shares were valued at $.08.

During the three months ended March 31, 2024, the Company issued 76,800,000 common shares in the acquisition of DocSun Biomedical Holdings Inc. The shares were valued at $.19 per common share.

During the three months ended March 31, 2024, the Company issued (retained) 104,552,804 shares to Findit Inc. shareholders in merger the Findit, Inc.

During the three months ended March 31, 2024, the Company issued 142,400,000 Series A preferred shares converted to common shares upon the merger.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*†	XBRL Instance Document
101.SCH*†	XBRL Taxonomy Extension Schema Document
101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	To be filed by amendment.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

3.1	Articles of Incorporation, as currently in effect, incorporated by reference to Form S-1 filed on 09/21/2021.

3.2	Bylaws, as currently in effect, incorporated by reference to Form S-1 filed on 09/21/2021.

3.3	Amended Designation filed with the State of Nevada on 12/30/15, incorporated by reference to Form 10-K for the year ended 12/31/22 filed on 4/4/23.

3.4	Certificate of Amendment filed with the State of Nevada on 3/29/16, incorporated by reference to Form 10-K for the year ended 12/31/22 filed on 4/4/23.

3.5	Articles of Merger, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024.

3.6	Certificate of Amendment filed with the State of Nevada on 3/8/24, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024.

3.7	Certificate of Designation filed with the State of Nevada on 3/14/24, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024.

3.8	Certificate of Correction filed with the State of Nevada, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024.

99.2	Press Release dated March 14, 2024, incorporated by reference to Form 8-K dated 3/8/24 filed on April 1, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioRegenx Inc.

/s/ William Resides

By: William Resides

Chief Executive Officer

Date: May 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/William Resides	CEO, Interim CFO, Director	May 23, 2024

