Form 10-Q/A
period 2024-03-31
BIOREGENX, INC.
filed 2024-05-29
CIK 1593184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 28, 2024 was 956,530,100 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed on May 24, 2024, is being filed solely to correct the outstanding shares on the cover page, to add inline XBRL to the financial statements and accompanying footnotes and to add other XBRL documentation.  No other material changes have been made to the document.

PART I - FINANCIAL INFORMATION

This Amendment 1 to the Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934. These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1. Financial Statements

BIOREGENX, INC. AND SUBSIDIARIES

BALANCE SHEETS

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$114,158	$125,402
Accounts Receivable	102,861	32,581
Inventories	408,993	440,704
Prepaid expenses and other current assets	302,075	342,184
Total Current Assets	928,087	940,871

Notes Receivable	454,766	454,371
Property and equipment (Net)	581,494	13,723
Intangible Assets (Net)	18,551,495	282,960
Other Assets	101	–
Total Assets	$20,515,943	$1,691,925

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$612,912	$455,211
Accrued expenses	566,120	566,867
Promissory notes payable and loans	1,842,449	1,138,896
Deferred revenue	333,365	367,998
Total current liabilities	3,354,846	2,528,972

Notes payable	150,000	350,000

Total Liabilities	3,504,846	2,878,972

Stockholders’ Deficit:
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800 as of March 31, 2024 and 60,800 as of December 31, 2023	4	61
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 956,530,100 issued and outstanding as of March 31, 2024 and 628,493,296 as of December 31, 2023	956,530	628,493
Additional paid-in-capital	25,940,740	7,497,527
Additional paid-in-capital - Warrants	280,688	149,972
Accumulated deficit	(10,166,964)	(9,462,158)
Accumulated other comprehensive income (loss)	99	(942)
Total Stockholders' Deficit	17,011,097	(1,187,047)
Total Liabilities and Stockholders' Deficit	$20,515,943	$1,691,925

The accompanying notes are an integral part of these unaudited financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Net sales	$618,116	$1,075,585
Cost of sales	159,350	311,694
Gross profit	458,766	763,891

Operating Expenses:
Distributors incentives	45,403	177,004
Selling, general and administrative	1,050,129	770,993
Total operating expenses	1,095,532	947,997

Loss from Operations	(636,766)	(184,106)

Other income (expense):
Interest income	1,200	1
Interest expense and financing costs	(69,240)	(45,733)
Total other expense	(68,040)	(45,732)

Income (loss) before provision for taxes	(704,806)	(229,838)

Provision for Income Tax	–	–
Net Loss	$(704,806)	$(229,838)

Weighted average common shares outstanding - basic	767,597,772	618,972,656
Weighted average common shares outstanding - diluted	818,792,187	618,972,656
Earnings (loss) per share - basic	$(0.00)	$(0.00)
Earnings (loss) per share - diluted	$(0.00)	$(0.00)

Comprehensive Income:
Net Loss	$(704,806)	$(229,838)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,041	4,794
Tax benefit related to foreign currency translation adjustment	–	–
Other comprehensive income (loss), net of tax	$(703,765)	$(225,044)

The accompanying notes are an integral part of these unaudited financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock Series A		Additional Paid	Additional Paid-in Capital	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Warrants	Deficit	Income	Deficit
Balance, December 31, 2023	628,493,296	$628,493	60,800	$61	$7,497,527	$149,972	$(9,462,158)	$(942)	$(1,187,047)

Issuance of common shares and warrants for returns and services	4,040,000	4,040	–	–	189,580	130,716	–	–	324,336
Issuance of common shares as loan incentive	144,000	6,005	–	–	5,688			–	5,832
Issuance of common shares in acquisition of DocSun Biomedical Holdings, Inc.	76,800,000	76,800	–	–	14,309,450	–	–	–	14,386,250
Shares issued (retained by Findit, Inc.’s shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	4,080,938	–	–	–	4,185,491
Preferred shares converted to common upon merger	142,500,000	142,500	(57,000)	(57)	(142,443)	–	–	–	–
Net loss	–	–	–	–	–	–	(704,806)	–	(704,806)
Other Comprehensive income (loss), net of tax	–	–	–	–	–	–		1,041	1,041
Balance, March 31, 2024	956,530,100	$956,530	3,800	$4	$24,940,740	$280,688	$(3,444,733)	$99	$17,011,097

	Common Stock		Preferred Stock Series A		Additional Paid	Additional Paid-in Capital	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Warrants	Deficit	Income	Deficit
Balance, December 31, 2022	617,357,808	$617,358	60,800	$61	$5,792,271	$–	$(8,186,340)	$(19,732)	$(1,796,382)

Issuance of common shares and warrants in private placement	9,055,488	9,055	–	–	1,317,336	15,750	–	–	1,342,141
Issuance of common shares and warrants for returns and services	2,080,000	2,080	–	–	387,920	10,600	–	–	400,600
Issuance of warrants for services	–	–	–	–	–	123,622	–	–	123,622
Net loss	–	–	–	–	–	–	(1,275,818)	–	(1,275,818)
Other Comprehensive income (loss), net of tax	–	–	–	–	–	–	–	18,790	18,790
Balance, December 31, 2023	628,493,296	$628,493	60,800	$61	$7,497,527	$149,972	$(9,462,158)	$(942)	$(1,187,047)

The accompanying notes are an integral part of these unaudited financial statements

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities
Net Loss	$(704,806)	$(229,838)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	200,104	1,193
Issuance of common shares for returns and services	193,620	–
Issuance of warrants for services	130,716	–
Issuance of common shares as loan incentives	5,832	–
Changes in operating assets and liabilities (net of amount):
Accounts receivable	2,762	25,558
Inventories	4,186	(140,156)
Prepaid expenses and other assets	(4,466)	634
Accounts Payable	174,640	11,696
Accrued expenses and other liabilities	69,078	(111,264)
Deferred Revenue	(34,633)	104,554
Net Cash Used by Operating Activities	37,033	(337,623)

Investing Activities:
Purchases of property and equipment	(588,432)	–
Acquisition of intangibles	(18,447,978)	–
Net Cash Used in Investing Activities	(19,036,410)	–

Financing Activities:
Increase in SBA loans	330,716	–
Note and loan payments	(91,474)	(173,000)
Increase in note and loan balances	306,825	831
Proceeds from the issuance of common stock	–	337,739
Issuance of common stock in acquisition and merger	18,441,025	–
Net Cash Used by Financing Activities	18,987,092	165,570

Effects of Exchange Rate Changes on Cash and Cash Equivalents	1,041	4,794

Net Increase (Decrease) in Cash and Cash Equivalents	(11,244)	(167,259)
Cash and Cash Equivalents, Beginning Balance	125,402	616,696
Cash and Cash Equivalents, Ending Balance	$114,158	$449,437

Cash Paid During the Period for:
Interest	$2,924	$28,897
Income Taxes	$–	$–

Non-Cash Investing and Financing Activities:
Acquisition of property and equipment	$(588,432)	$–
Acquisition of intangibles	(18,444,769)	–
Issuance of common stock in acquisition and merger	18,441,025	–
Net non-cash activities	$(592,176)	$–

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

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented in the consolidated financial statements. To determine the appropriate amount of revenue to be recognized in accordance with ASC 606, the Company follows a five-step model as follows:

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

NOTE B—INVENTORIES

	03/31/2024	12/31/2023
Finished Goods	$408,993	$440,704

Supplement Inventories are purchased in finished form with labels purchased separately in an amount to support the production run. Medical testing equipment components were purchased and assembled once orders were received during the financial statement period.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE C—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	03/31/2024	12/31/2023
Prepaid commissions	$53,756	$62,467
Deposits	75,111	–
Other current assets	173,208	279,717
Total	$302,075	$342,184

Consolidated earnings before income taxes consists of the following:

	03/31/2024	12/31/2023
Consolidated Net Loss before income Taxes	$(704,806)	$(1,275,818)

Income tax expense (benefit) included in income from continuing operations consists of the following:

	03/31/2024	12/31/2023
Periods Ended March 31, 2024 and
December 31, 2023 Current and Deferred	$–	$–

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

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE E—PROPERTY AND EQUIPMENT

Cost of property and equipment and their estimated useful lives is as follows:

	03/31/2024	12/31/2023
Computer equipment and software	$581,494	$13,723

Estimated useful lives for computer equipment and software is 5 years.

Depreciation of property and equipment was $20,661 and $3,579 for the three months ended March 31,2024 and the year ended 2023, respectively.

NOTE F—OPERATING LEASES

The following table presents supplemental lease information:

	03/31/2024	12/31/2023
Operating lease costs	$11,537	$49,441

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

Intangible assets consist of the following:

	03/31/2024	12/31/2023
Amortizable intangible assets (net)
Patents	$13,878,411	$83,596
Licenses	201,863	199,364
Findit Intangibles	2,981,452	–
Total	$17,061,726	$282,960

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE H—OTHER ASSETS

Other Assets consisted of the following:

	03/31/2024	12/31/2023
Investment in Thunder Struck	$–	$–

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

If the reserved shares were issued the total common shares outstanding would be as follows:

	03/31/2024	12/31/2023
Adjusted Common Share Outstanding	$985,930,100	$657,893,296

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

At September 15, 2021

Amount
Consideration
BioRegenx common stock 7,680,000 shares	$691,200
Fair value of total consideration transferred	$691,200

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$109,021
Food product formulas	46,250
Genetic testing product	738,262
Customer lists	46,250
Accounts payable	(14,083)
Notes payable	(234,500)
Total identifiable net assets	$691,200

Acquisition related costs (Included in selling, general and administrative costs in the Company's income statement for the year ended December 31, 2021)	$8,322

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

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE J—ACQUISITIONS (Continued)

At January 8, 2024

Amount
Consideration
BioRegenx common stock -76,800,000 shares	$14,400,000
Fair value of total consideration transferred 14,400,000	$14,400,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1,436
Accounts receivable	45,806
Computer equipment	399,042
Intangibles - patents	13,955,000
Accrued expenses	(1,284)
Total identifiable net assets	$14,400,000

Acquisition related costs (Included in additional paid in capital in the Company's balance sheet for the period ended March 31, 2024)	$7,713

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

At March 8, 2024

Amount
Consideration
BioRegenx common stock 104,552,804 shares	$4,234,390
Fair value of total consideration transferred	$4,234,390

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$0
Investment	101
Intangibles - search engine, domain, website, source code	3,000,000
Accrued expenses	(3,037)
Accrued Interest	(27,074)
Loan Payable	(225,369)
Total identifiable net assets	2,744,621

Goodwill	1,489,769
Total	$4,234,390

Acquisition related costs (Included in additional paid in capital in the Company's balance sheet for the period ended March 31, 2024)	$63,901

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

Number Of Shareholders	# of Shares	Funds Raised
39	12,342,976	$1,110,856

The Company issued shares to a sophisticated investor as term is used under Section 4(a)(2) of the Securities act in the second and third quarter of 2023.

Number Of Shareholders	# of Shares	Funds Raised
1	4,912,000	$632,200

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

Number Of Shareholders	# of Shares	Funds Raised
10	4,746,688	$856,834

Starting in October 2023, the Company issued shares and warrants to sophisticated investors. Each common share along with a warrant with a strike price of $0.37 per share was valued at $0.13. This offering remained open at March 31, 2024.

Number Of Shareholders	# of Shares Warrants	Funds Raised
9	4,200,000/4,200,000	$551,250

In November 2023, the Company offered on option of shares or warrants to certain customers whose orders had been deferred. Each common share was valued at $0.19 per share. Warrants were valued at $0.02 to $0.026 with strike prices set at between $0.16 and $0.19 per share. This offer remained open until May 15, 2024.

Number Of Shareholders	# of Shares Warrants
10	2,240,000/640,000

In January 2024, the Company issued shares as lender incentives valued at $0.04.

Number Of Shareholders	# of Shares	Cost
2	144,000	$5,832

NOTE N—CONVERSION OF INDEBTEDNESS TO COMMON SHARES

In March of 2022, certain related party debt, including accrued interest to date, was converted into common Stock of the Company.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE N—CONVERSION OF INDEBTEDNESS TO COMMON SHARES (Continued)

The table below shows the number of shares issued for the debt retired.

Debtholder	Amount
Loan Peak Holdings	$12,882
Robert Long Trust	80,935
Connie W Wilson Revocable Trust	232,663
Gail Long	68,684
David R and Diane H Long Living Trust	1,056,949
Wilshire Holdings Trust	1,070,005
Libertas Trust	458,574
Total	$2,980,692

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

NOTE O —RELATED-PARTY TRANSACTIONS

Loans

BioRegenx and its subsidiaries have financed past activities, in part, with borrowing from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	03/31/2024	12/31/2023
Libertas Trust	$180,000	$180,000
Wilshire Holding Trust	518,000	673,000
Resco Enterprises Trust	157,757	157,757
Avis Trust	67,606	67,606
Richard Long	39,862	39,862

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

	3/31/2024	12/31/2023
GlycoCheck B.V. (Net)	$53,927	$53,927
Robert Long	209,266	204,134
Total	$263,193	$258,061

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

Royalties paid during the periods presented were:

	3/31/2024	12/31/2023
VHS Pool Royalties	$2,975	$14,469

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND YEAR ENDED DECEMBER 31, 2023

NOTE O—RELATED-PARTY TRANSACTIONS (Continued)

Accrued Expenses and Reimbursements:

The Company accrued payments to entities related to the owners in 2021 and 2020 before the merger on April 6, 2021. The balance of the amounts accrued were $60,597 and $1,056,218 for 2021 and 2020, respectively. During 2021 in anticipation of the merger, the unpaid balances of the accruals and other loans were converted into notes payable as follows:

Wilshire Holdings Trust	$1,094,747
Libertas Trust	469,177
Resco Enterprises Trust	157,747
Avis Trust	67,606
Total	$1,789,277

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises B were $162,498 at March 31, 2024 and $204,612 at December 31, 2023.

NOTE P—FINANCIAL COMMITMENTS

PFV Fund I, Ltd

The Company secured a term sheet for a Senior Secured Debt Financing and Equity proposal in February of 2022. The Terms provides for a total funding package of up to $10,000,000 Senior Secured Loan and $15,000,000 in Equity Contributions for common shares, preferred shares and warrants.

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

NOTE Q—SUBSEQUENT EVENTS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company issued 4,040,000 common shares and warrants for returns and services to non-affiliates. The shares were valued at $.187 per common share.

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

Date: May 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/William Resides	CEO, Interim CFO, Director	May 29, 2024

