Form 10-Q/A
period 2024-03-31
BIOREGENX, INC.
filed 2024-10-09
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of September 18, 2024 was 956,530,100 shares of its $0.001 par value common stock.

EXPLANATORY NOTE

On June 10, 2024, BioRegenx, Inc. (the “Company”) engaged Weinberg & Company, P.A. (“Weinberg”) as the Company’s new independent accountant. This amendment no. 2 to quarterly report on Form 10-Q for the period ended March 31, 2024, as filed on May 24, 2024 and subsequently amended on May 28, 2024, includes revised and restated financial statements reviewed by Weinberg for the three months ended March 31, 2024 and 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This report contains statements reflecting our views about our future performance that constitute “forward-looking statements.”. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “may,” “objective,” “potential,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2024 (As Restated)	As of December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$114,158	$125,402
Accounts receivable	11,175	104,581
Inventories, net	213,343	217,529
Prepaid expenses and other current assets	146,788	205,152
Total Current Assets	485,464	652,664

Property and equipment, net	233,135	13,723
Intangible assets, provisional, net	10,795,865	49,363
Goodwill, provisional	7,105,522	–
Other Assets	–	150,000
Total Assets	$18,619,986	$865,750

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$370,857	$241,695
Accounts payable – related parties	181,601	213,516
Accrued expenses	362,687	346,677
Accrued interest - related parties	321,897	292,190
Promissory notes payable and loans (including $522,500 and $322,500 in default)	849,491	375,681
Promissory notes payable and loans – related parties	963,215	963,215
Deferred revenue	334,939	354,203
Total current liabilities	3,384,687	2,787,177

Notes payable	150,000	150,000

Total Liabilities	3,534,687	2,937,177

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 956,530,100 issued and outstanding as of March 31, 2024 and 770,833,296 as of December 31, 2023	956,530	770,833
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800 as of March 31, 2024 and December 31, 2023	4	4
Additional paid-in-capital	29,799,102	9,676,656
Accumulated deficit	(15,670,436)	(12,517,978)
Accumulated other comprehensive income (loss)	99	(942)
Total Stockholders' Deficit	15,085,299	(2,071,427)
Total Liabilities and Stockholders' Deficit	$18,619,986	$865,750

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2024 (As restated)	2023
Revenues:
Gross sales	$684,949	$1,103,651
Returns (including $115,460 relating to the fair value of equity instruments issued for returns)	(135,401)	(28,066)
Net sales	549,548	1,075,585
Cost of sales	165,390	311,694
Gross profit	384,158	763,891

Operating Expenses:
Distributors incentives	54,658	177,004
Selling, general and administrative (including equity compensation costs of $1,650,802 granted to officers and directors in the period ending March 31, 2024)	2,911,165	770,993
Amortization expense	497,771	–
Total operating expenses	3,463,594	947,997

Loss from Operations	(3,079,436)	(184,106)

Other income (expense):
Interest income	–	1
Interest expense and financing costs	(73,022)	(45,733)
Total other expense	(73,022)	(45,732)

Net Loss	$(3,152,458)	$(229,838)

Weighted average common shares outstanding – basic and diluted	767,597,772	618,972,656
Loss per share – basic and diluted	$(0.00)	$(0.00)

Comprehensive Income:
Net Loss	$(3,152,458)	$(229,838)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,041	4,794
Other comprehensive loss	$(3,151,417)	$(225,044)

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (AS RESTATED)

(Unaudited)

For the three months ended March 31, 2024

	Common Stock		Preferred Stock Series A		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)

Issuance of common shares for services	4,040,000	4,040	–	–	617,696	–	–	621,736
Fair value of options issued to officers and directors for services	–	–	–	–	1,650,282	–	–	1,650,282
Fair value of common shares and warrants issued for refunds	160,000	160	–	–	41,391	–	–	41,551
Issuance of common shares as loan incentive	144,000	144	–	–	19,836	–	–	19,980
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	10,579,200	–	–	10,656,000
Shares issued (retained by Findit, Inc.’s shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–	–	(3,152,458)	–	(3,152,458)
Other Comprehensive Income	–	–	–	–	–	–	1,041	1,041
Balance, March 31, 2024, as restated	956,530,100	$956,530	3,800	$4	$29,799,102	$(15,670,436)	$99	$15,085,299

For the three months ended March 31, 2023

	Common Stock		Preferred Stock Series A		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2022	759,713,808	$759,714	3,800	$4	$5,649,972	$(8,917,896)	$(19,732)	$(2,527,938)

Issuance of common shares and warrants in private placement	2,674,192	2,674	–	–	355,062	–	–	337,736
Net loss	–	–	–	–	–	(229,838)	–	(229,838)
Other Comprehensive Income	–	–	–	–	–	–	4,794	4,794
Balance, March 31, 2023	762,388,000	$762,388	3,800	$4	$5,985,034	$(9,147,734)	$(14,938)	$(2,415,246)

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024 (As Restated)	2023
Operating Activities
Net Loss	$(3,152,458)	$(229,838)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	500,530	1,194
Amortization of debt discount	11,228	–
Fair value of warrants issued to officers and directors	1,650,282	–
Fair value of common shares issued for services	621,736	–
Fair value of warrants issued for refunds	19,351	–
Change in operating assets and liabilities (net of acquired)
Accounts receivable	93,406	(24,442)
Inventories	4,186	(140,156)
Prepaid expenses and other assets	58,363	36,250
Accounts payable	129,162	(116,620)
Accounts payable – related parties	(31,915)	(9,818)
Accrued expenses and other liabilities	(40,764)	12,480
Accrued expenses and other liabilities – related parties	29,707	29,604
Deferred Revenue	2,936	104,554
Net Cash Used in Operating Activities	(104,250)	(336,792)

Investing Activities:
Purchases of property and equipment	(189,390)	–
Purchase of intangibles	(2,652)	–
Cash acquired in DocSun transaction	1,445	–
Net Cash Used in Investing Activities	(190,597)	–

Financing Activities:
Note and loan payments	(17,438)	–
Note and loan payments – related parties	–	(173,000)
Increase in note and loan balances	300,000	–
Proceeds from the issuance of common stock	–	337,739
Net Cash Provided by Financing Activities	282,562	164,739

Effect of Exchange Rate Fluctuations	1,041	4,794

Net Decrease in Cash and Cash Equivalents	(11,244)	(167,259)
Cash and Cash Equivalents, Beginning Balance	125,402	616,696
Cash and Cash Equivalents, Ending Balance	$114,158	$449,437

Cash Paid During the Period for:
Interest	$2,924	$28,897
Income Taxes	$–	$–

Non-Cash Investing and Financing Activities:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings Inc.	$10,656,000	$–
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	7,318,597	–
Fair value of common stock and warrants issued for refunds offset to deferred revenue	22,200	–
Fair value of common stock issued for loan fees offset to loan discounts	19,980	–
Reclass of deposit to intangibles	150,000	–
Debt discount upon issuance of notes payable	30,000
Net non-cash activities	$18,196,774	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 (RESTATED) AND 2023

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

BioRegenx, Inc. (“the Company”) develops and manufactures medical test equipment and high quality, science-based nutritional products. The Company distributes wellness devices. The products are sold nationally through a direct selling channel, to health professionals and research organizations.

On April 6, 2021, the Company’s consolidated group was formed by the contribution of 100% of the equity interests of three companies, Microvascular Health Services, LLC, My Body Rx, LLC and NuLife Sciences, Inc. in exchange for newly issued common and preferred stock representing all the issued and outstanding shares of BioRegenx. The combination is expected to product synergies between companies with the production activities and the distribution network of the marketing company.

On January 8, 2024, the Company acquired all the shares outstanding of DocSun Biomedical Holdings, Inc. in exchange for shares of the Company’s stock. This acquired company is accounted for as an asset acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets and liabilities are reported at the purchase price allocated to the relative fair market value.

The Company filed Articles of Merger effective March 8, 2024 with the state of Nevada. Pursuant to the Articles of Merger, BioRegenx, Inc, a private Nevada corporation was merged into the Company, with the Company being the surviving company.

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a private Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company which represented 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The existing shareholders of Findit, Inc. retained 104,552,804 shares of common stock. The exchange value of Registrant’s stock that was retained was valued at $7,318,594, based on the trading price of Registrant as of the date of the Merger. Due to the change in control, the accounting acquirer in the merger is BioRegenx, Inc., a private Nevada Corporation pursuant to Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This acquired company is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets and liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the publicly traded company was changed to BioRegenx, Inc. (The Company)

The Consolidated Financial Statements (the “Financial Statements”) include the accounts and operations of the Company, and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Presentation of Unaudited Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Form 8-KA to be filed with the Securities and Exchange Commission (“SEC”), on September 25, 2024. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, during the quarter ended March 31, 2024, the Company incurred net loss of $3,152,458, used cash in operations of $104,250 and had a working capital deficit of $2,899,223 an accumulated deficit of $15,670,436 as of that date. In addition, notes payable of $522,500 were in default. At March 31, 2024, the Company had cash on hand in the amount of $114,158. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.

Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, assumptions made in purchase price allocations, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions made in valuing equity instruments issued for services. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Fair value of financial instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. Accounting Standards Codification Section 820 defines the following levels of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is determined using various assumptions with regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, and market conditions. A change in any of these variables could result in an adjustment to inventory.

Accounts Receivable

Payments from the customers are typically made at the time of the order before satisfaction of the performance obligation. The Company in rare instances grants 30-day terms to select long term customers. In such instances the revenue recognition occurs when the performance obligation is satisfied. Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for doubtful accounts for estimated losses inherent in its accounts receivable as determined by management. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of the receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and December 31, 2023, management determined a reserve for uncollectible accounts was not required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management determined there were no indicators of impairment of its property and equipment during the quarter ended March 31, 2024 and the year ended December 31, 2023.

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

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired trademarks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is the period needed to gather all information necessary to make the purchase price allocation, not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Intangible Assets

Intangible assets consist of costs incurred for licensed technology. Amortized intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

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

2 – Identification of the performance obligation in the contract

3 – Determination of the transaction price

4 – Allocation of the transaction price to the performance obligation in the contract

5 – Recognition of revenue when, or as, a performance obligation is satisfied

The Company through its subsidiaries provides a medical testing machine, consumables for the testing process, wellness devices and nutritional supplements The company requires payment prior to shipping, with only a few exceptions. Sales are also not shipped until payment is received, typically via credit card. Shipping typically occurs in 24 hours of the payment. Sales are recorded. All product orders that are unused and returned within the first 30 days following purchase are refunded at 100% of the sales price.

Other Revenue

Other sales include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and payment fees. Such fees are amortized over the period to which they relate, typically 12 months, which is recorded as other sales income.

Gross revenue received consisted of the following product sources:

	3/31/2024	3/31/2023
Medical Testing	$160,645	$154,200
Wellness devices	58,387	387,694
Nutritional	461,239	547,737
Other Sales	4,678	14,020
Total Gross Sales	$684,949	$1,103,651

Gross revenue received consisted of the following customer types:

	3/31/2024	3/31/2023
Medical and Academic	$313,549	$303,653
Customers and Direct Sales	308,454	758,033
Reseller	62,946	41,965
Total Gross Sales	$684,949	$1,103,651

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied. In 2022 the company shipped packages of its new wellness product that omitted certain components. An allocation to the portion of the orders that were not fulfilled with functional units was made and deferred revenues relating to the unfilled obligations were recorded. The Company also made advanced shipments of certain components of its medical test machines. These components were not functional relative to the testing machine’s purpose and no revenue was recorded for these shipments. As of December 31, 2023, the Company recorded deferred revenue of $354,203, which was net of $193,811 related to the fair value of equity instruments issued for refunds. For three months ended March 31, 2024, the functional components and all other items in certain of the testing machine packages were shipped resulting in the recognition of revenue of $135,086, which was offset by $115,000 relating to fair value of equity instruments issued for refunds. As of March 31, 2024, the Company had deferred revenue of $344,939, which was net of $22,000 related to the fair value of common stock and warrants issued for returns. (Note 8)

Independent Business Partners Incentives

Certain of the company’s products are distributed through a network of Independent Brand Partners (IBPs). IBPs pay an annual membership fee to maintain the IBP status which is a requirement to participate in the compensation plan. IBP incentives expenses include all forms of commissions, and other incentives paid to our IBPs. Commission expense and other amounts payable to IBPs are recorded upon recognition of sale.

Selling, General and Administrative

Selling, general and administrative expenses include wages and benefits, depreciation and amortization, rents and utilities, associate event costs, advertising and professional fees, marketing, and research and development expenses.

Equity-Based Compensation

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company is a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of March 8, 2024, the date of the merger, the Company’s common shares were publicly traded on the OTC Markets Group exchange. On the date of merger and for subsequent transactions the fair value of equity instruments are valued with reference to the share price reported on the public exchange. For the period of January 1, 2024 through March 7, 2024 and during the year ended December 31, 2023, common shares of the Company were not publicly traded and the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising costs incurred during the three months ended March 31, 2024 and 2023 were $11,702 and $42,979, respectively.

Research and Development

Research and development costs are expensed as incurred per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730. Research and development costs incurred during the three month ended March 31, 2024 and 2023 were $25,536 and $80,781, respectively.

Net income (loss) per Share

We calculate basic net income (loss) per share using the weighted-average number of common stock shares outstanding during the period. For the calculation of diluted net income (loss) per share, we give effect to all the shares of common stock that were outstanding during the period plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise of stock options and warrants.

For the three months ended March 31, 2024 and 2023, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. securities which may have affected the calculation of diluted earnings per share for the three months ended March 31, 2024 if their effect had been dilutive include 47,067,344 outstanding warrants to purchase our common stock and 3,872,000 of unvested shares of common stock.

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Reclassifications

During the current period, the Company reclassified $72,000 of return reserves previously reflected as an offset to accounts receivable at December 31, 2023 to accrued expenses to conform to current period classification.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard became effective for the Company on January 1. The adoption of this standard should be applied retrospectively to all periods presented in the financial statements. The Company did not have a material impact on its results of operations, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2—INVENTORIES, NET

Inventories consist of the following:

Finished Goods:	3/31/2024	3/31/2023
Medical Testing	$119,033	$108,799
Wellness devices	74,605	12,905
Nutritional	19,705	95,825
Total Finished Goods:	$212,343	$217,529

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing components are salable separately in the form received. Nutritional inventories are purchased in finished form with labels purchased separately in an amount to support the production run.

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	3/31/2024	3/31/2023
Prepaid commissions	$53,756	$62,467
Other current assets	93,032	142,685
Total	$146,788	$205,152

NOTE 4 – ACQUISITION OF DOCSUN TECHNOLOGY

On January 8, 2024, the Company acquired 100% of the outstanding stock of DocSun Biomedical Holdings, Inc. (“DocSun”) in exchange for 76,800,000 shares of Company stock valued at $10,656,000 and the application of $150,000 deposit that was paid in 2023. The total acquisition cost, including legal costs, amounted to $10,820,713. The Company accounted for the transaction as an asset acquisition under Accounting Standards Codification (“ASC”) 805. The assets acquired consist of medical diagnostic technology with an estimated provisional fair value of $10,773,000 that complements and expands the Company’s product line and other assets with a value of $33,000.

NOTE 5 – MERGER TRANSACTION WITH FINDIT

Effective March 8, 2024, BioRegenx, Inc, a private Nevada corporation was merged into Findit, Inc. (the “Company”), with Findit, Inc. being the surviving company.

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a private Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company which represented 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders of the Company retired a total of 172,197,602 common shares, as a result the existing shareholders of Findit, retained 104,552,804 shares of common stock valued at $7,318,594. Due to the change in control the accounting acquirer in the merger is BioRegenx, Inc., a private Nevada corporation pursuant to Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This accounting acquiree (the Company) is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed from Findit, Inc. to BioRegenx, Inc.

At the date of the acquisition and as of this Quarterly Report on Form 10-Q, management has not yet finalized its valuation analysis. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill and intangible assets. The following table summarizes the provisional fair value of the assets acquired and liabilities assumed on the date of acquisition, and is as follows:

$ Amount
Consideration
BioRegenx common stock 104,552,804 shares	$7,318,595

Recognized amounts of identifiable assets acquired and liabilities assumed (provisional)
Intangibles – search engine, domain, website, source code (provisional)	468,553
Accrued expenses	(3,037)
Accrued Interest	(27,074)
Loan payable	(225,369)
Total identifiable net assets	213,073

Goodwill, provisional	7,105,522

Total	$7,318,595

Acquisition related costs	$80,221

The proforma results of operations of Findit for the three month period ended March 31, 2023 were not material.

NOTE 6—INTANGIBLES

Identifiable Intangible assets consisted of the following:

	03/31/2024	12/31/2023
DocSun intangibles (provisional)	$10,773,220	$–
Application in progress	51,863	49,363
Findit intangibles (provisional)	468,553	–
Total	11,293,636	49,363
Less accumulated amortization	(497,771)	–
Net intangible assets	$10,795,865	$49,363

The Company acquired non-contact medical diagnostic technology in its acquisition of DocSun Biomedical Holdings, inc. on January 8, 2024. The Company also acquired identifiable intangible assets in the reverse merger with Findit, Inc. on March 8, 2024, related to its search engine, website functions and active accounts. (See Note 11) The Company had capitalized intangible cost at December 31, 2023 that related to the purchase of a licensed technology. The licensed product was not yet placed in service as on March 31, 2024 and amortization has not been recorded. Amortization of intangible assets was $124,179 and -0- for the three months ended March 31, 2024 and 2023, respectively.

The technology acquired from DocSun is being amortized over five years based on its nature as acquired technology and its expected useful life. The Findit intangibles is being amortized over five years based on its expected useful life.

The Company will perform its indefinite-lived intangible asset impairment test on an annual basis with the initial impairment test after an acquisition completed before the expiration of the next 12 month period.

Amortization will be recorded as follows:

	2024	2025	2026	2027	2028	Thereafter
DocSun intangibles	$1,622,268	$2,161,500	$2,161,500	$2,161,500	$2,161,500	$12,975
Findit intangibles	78,092	93,711	93,711	93,711	93,711	9,823
Total	$2,198,131	$2,255,211	$2,255,211	$2,255,211	$2,255,211	$22,798

NOTE 7—PROPERTY AND EQUIPMENT

The property and equipment are comprised solely of computer servers, related equipment and other computer equipment. Estimated useful lives for computer servers and related equipment is 5 years and other computers are assigned a 4 year useful life.

The property and equipment is presented net of accumulated depreciation. Depreciation of property and equipment was $2,759 and $1,194 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases two office spaces, its headquarters in Chattanooga Tennessee and a satellite office in Alpine Utah, both are short term leases. The headquarters is leased from a related party on a month-to-month basis for $1,725 per month (See Note 10). The satellite office is leased from an unrelated party under a twelve-month extension to the original lease at $825 to $2,445 per month. In addition, the Company also rents storage space on a month-to-month basis in various locations total monthly cost was less than $1,000 per month.

Warrants issuable upon financing

in August 2023, Hitesh Juneja was granted warrants in an amount to be determined based on the amount of approved equity financing related to his efforts. The grant provided for warrants equal to ½% of the outstanding shares at the time of the grant. Warrants for the ½% of outstanding shares would be issued for bringing in $1,000,000 of equity, with a maximum percentage of 7% for larger equity fundings. The warrants would be exercisable at the fair market value of the shares on the date of funding. The warrants are exercisable one third on the date of grant and one third each of the next two years. No warrants have been issued under this grant and no compensation expense has been recognized

Company disputes and other claims

The Company is involved in disputes with certain parties, including parties that are former officers and board members and vendors associated with their activities. Such disputes arise from time to time in the ordinary course of conducting business. The disputes including matters involving amounts due to the Company, contract performance standards, and liabilities under contracts or arrangements entered by the prior officers including with parties related to them. The Company records a liability when a particular contingency is probable and estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that any of these matters, individually or in the aggregate are estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future.

NOTE 9—STOCK AWARDS PLAN

During the period ended March 31, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended March 31, 2024 4,040,000 of the shares with a fair value of $621,736 vested and are included in Selling, General and administrative expenses. As of March 31, 2024, there were 3,872,000 unvested shares with a fair value of $476,054 that will vest over the 2 years.

During the period the Company granted options to acquire 23,575,328 shares of its common stock at $.13 per share with a fair value of $2,851,047 to two officers and directors. At grant date 853,328 of the options vested immediately, and 22,720,000 of the options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended March 31, 2024, options with a fair value of $1,650,282 vested and are included in Selling, General and administrative expenses. As of March 31, 2024, there were unvested options with a fair value of approximately $1,200,000 that will vest over the 2 years.

For stock options granted, the Company estimated the fair value of each stock option at the grant dated using the Black-Scholes option-pricing model with the following assumptions:

	3/31/2024	3/31/2023
Risk-free interest	3.97%	4.50%
Expected dividend yield	0.00%	0.00%
Expected volatility	130%	125%
Expected life	5 yr	2 yr

A summary of the stock warrants outstanding as of March 31, 2024 and December 31, 2023 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	–	$–
Granted	23,334,016	$0.22
Forfeited	–	$–
Outstanding as of December 31, 2023	23,334,016	$0.22
Granted	23,733,328	$0.14
Forfeited	–	$–
Outstanding as of March 31, 2024	47,067,344	$0.18
Exercisable at March 31, 2024	23,271,328	$0.19

Warrants Outstanding and Exercisable at March 31, 2024

Range of Exercise Price	# of Warrants Outstanding	Weighted Average Remaining (Years)	Weighted Average Exercise Price
$0.13 to 0.37	23,271,328	5.37	$0.19

The Company records compensation costs for outstanding unvested common shares and warrants over the remaining vesting period on the straight line basis. As of March 31, 2024, the company had 34,694,016 outstanding unvested warrants and 3,872,000 outstanding unvested common shares and recorded compensation expense of $224,645 for the three months ended and has future compensations cost related to unvested equity grants of $1,375,646.

The outstanding and exercisable warrants had no intrinsic as on March 31, 2024.

NOTE 10—ISSUANCE OF COMMON STOCK

During the period ended March 31, 2023, the Company issued 2,674,192 shares of common stock at prices ranging from $0.156 per share to $0.188 per share, resulting in gross proceeds to the Company of $377,736.

Issuance of common stock and warrants for refunds

In November 2023, the Company offered to certain customers whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. There were 2,080,000 shares with a fair value of $390,000 and 480,000 options with a fair value of $67,180 issued in 2023 under the offer. In January of 2024, there were 160,000 shares with a fair value of $22,200 and 160,000 options with a fair value of $19,351 issued under the offer. The offer was closed in January 2024. For accounting purposes, the Company recorded fair value of the shares and options issued during the period ended March 31, 2024 in the aggregate amount of $41,551, and reduced deferred revenue by $22,200 and returns reserves by $19,351 for the period ended March 31, 2024.

NOTE 11—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties.

Loans from unrelated parties are as follows:

	3/31/2024	12/31/2023
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	16,109	32,181
(D) Alder note	144,941	–
(D) Genisis Glass note	144,941	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Other	21,000	21,000
Total	999,491	525,681
Less current portion	(849,491)	(375,681)
Total long term	$150,000	$150,000

(A) The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B) The Goff note had a maturity date of February 13th, 2016, the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C) Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments. The balance will mature at May 3rd, 2024 for the $1,357 and June 1st, 2024 for $14,752.

(D) In January of 2024, the Company issued two notes for $165,000 each, Alder and Genisis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount. Loan fees of $1,000 plus 4,500 common shares with a fair value of $9,990 were paid to each lender. The amounts recorded are net of discounts of $19,376 each consisting of the original discount and fair value of shares issued.

(E) EIDL Notes

The principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $550,000 and $350,000 at March 31, 2024 and December 31, 2023, respectively. At March 31,2024, the long term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was 400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30 year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 subsidiary note and July 17, 2050 for the Findit EIDL loan.

EIDL Debt Payoff Schedule

The Company has outstanding long-term EIDL debt obligations that will be paid off over the next five years. The following table summarizes the principal payments due in each fiscal year:

Long-Term Debt Payoff Schedule	Balance at	Principal Payments					2029 and
	3/31/2024	2024	2025	2026	2027	2028	thereafter
EIDL loan September 2020	$150,000	$8,772	$8,772	$8,772	$1,904	$3,274	$144,822
EIDL loan August 2021, in Default	200,000	200,000	–	–	–	–	–
EIDL loan September 2022, in Default	200,000	200,000	–	–	–	–	–
	$550,000	$408,772	$8,772	$8,772	$1,904	$3,274	$144,822

(F) The other loan does not have stated terms.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	3/31/2024	12/31/2023
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
Richard Long	39,862	39,862	B
	$963,215	$963,215

A	Entity controlled by current officer
B	Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a C, does not have stated terms.

The entire balance of related party loans are recorded as current liabilities.

Total accrued interest on related party debts was $321,897 at March 31, 2024 and $292,190 at December 31, 2023.

During the year ended December 31, 2023, the Company made payments of $155,000 on the Wilshire Holdings Trust Note, $15,000 on the Robert Long loan and $21,000 on the Richard Long loan.

NOTE 12 —RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, an officer and director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the three months ended March 31, 2024 and 2023 were $5,175 and $5,175, respectively.

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

Royalties paid the three month periods ended March 31, 2024 and 2023 were $2,975 and $3,374, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and Glycocheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the three month periods ended March 31, 2024 and 2023.

Legal Counsel

The Company’s legal counselors included a member of the board of directors. The board member provided legal services for SEC reporting and general legal matters. Legal fees paid during three month periods ended March 31, 2024 and 2023 were $-0- and $34,941, respectively.

Accounts Payable – Related Parties

The Company reimburses certain officers for company expenses paid through individual accounts, such as credit cards and other credit accounts, the amounts are as follows:

Related Party Payables	3/31/2024	12/31/2023
Due to officers	$172,697	$204,612
Due to former officer	8,904	8,904
Total	$181,601	$213,516

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises B were $162,498 at March 31, 2024 and $204,612 at December 31, 2023.

Equity Instruments Issued for Service

See Note 9 for discussion of options issued to officers and directors

NOTE 13 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2024 and 2023 and the opening balances as of December 31, 2023 have been restated. Subsequent to the original issuance of these financial statements, our management determined the following:

•	the Company erroneously did not recognize a valuation decreases in recorded assets pursuant to current accounting guidelines. Assets effected included inventory, notes receivable and other current assets.
•	the Company had erroneously capitalized patent filing costs.
•	In addition, the Company is making certain reclassification entries.

The effects on the previously issued financial statements are as follows:

For periods before January 1, 2024, Management of the Company determined that the following:

[1] An additional reserve for slow moving inventory of $223,175 was necessary as the recovery of the cost was determined to be uncertain. The amount was an adjustment to accumulated deficit at December 31, 2023.

[2] The recovery of a note receivable related to previous commission advances was determined to be doubtful based on the terms of the note and the debtor’s recent commission history. The balance of $275,246 was an adjustment to accumulated deficit at December 31, 2023.

[3] A valuation adjustment related to a note receivable, related to an inventory transfer in the amount of $174,950 was needed as it was determined it was not recoverable in a reasonable period of time. The amount was an adjustment to accumulated deficit at December 31, 2023.

[4] It was necessary to provide a reserve for advances made to acquire inventory that would not be recoverable within a reasonable period of time and adjusted the advances in the amount of $164,557. The amount was an adjustment to accumulated deficit at December 31, 2023.

[5] A financing deposit on a financing commitment from the PFV Fund I in the amount of $50,000 was written off due to doubts about its collectability. The amount was an adjustment to accumulated deficit at December 31, 2023.

[6] The Company determined it was necessary to reverse previously recorded amounts associated with the note payable related to commissions. A reserve set up to reduce the carrying value of the note was reversed in the amount of $27,525. The amount was an adjustment to accumulated deficit at December 31, 2023.

[7] The Company wrote off capitalized patent cost to legal fees in the amount of $83,597. The amount was an adjustment to accumulated deficit at December 31, 2023.

[8] The Company granted warrants to an employee and recorded expense of $123,622 based on calculation of the warrant value based on the Black Scholes method. The Company became aware the assumptions used in the calculation were erroneous and recalculated the expense to be $2,238,482. The Company had recorded paid in capital related to the equity compensation as an increase to warrant paid in capital, this amount has been reclassified to additional paid in capital. The additional $2,114,860 was an adjustment to additional paid in capital and accumulated deficit at December 31, 2023.

[9] The Company issued common stock or warrants to certain distributors who responded to an offer after the purchase of a medical testing device. Based on calculation of the warrant value based on the Black Scholes method the value of the warrant was modified and $56,580 additional paid in capital was recorded, of this total $13,795 increased deferred revenues. The amount was an adjustment to paid in capital and deferred revenue at December 31, 2023.

For the three months ending March 31, 2024:

[10] Adjustments were required to reverse the effects of the prior year’s entries in the current period.

Certain adjustments in the prior periods had an effect in in the current period and were recorded.

The changes are as follows:

Reduction to reserved notes receivable	$(395)
Reduction to commissions reserved note receivable	(925)
Reduction to interest income reserved note receivable	1200
Reduction of amortization on assets written off	1575
Increase in cost of goods sold due to prepaid inventory	16458
Decrease in capitalized patents reversed in prior year	$(607)

[11] It was necessary to revalue the equity used in the acquisition and merger based on a third party appraisal. The common share value changed from a range of $0.039 to $0.188 to a common share value of $0.139 per share. The associated depreciation and amortization and transaction expenses were also adjusted to reflect the revised asset valuations.

The changes are as follows:

Reduction in property and equipment	$(366,262)
Reduction in acquired intangibles - Docsun	(3,331,779)
Reduction in amortizable intangibles – Findit	(2,531,548)
Increase in goodwill – Findit	5,615,753
Reduction in amortization expense	319,905
Reduction in depreciation expense	$(17,903)

The amounts above were recorded as a reduction to assets or paid in capital and the associated adjustment to expense was recorded to the statement of operations.

[12] It was necessary to revalue the equity used for recording compensation, returns and loan incentives based on a third party appraisal. The fair market value of options issued was changed from a range of $0.0108 to $0.02 were valued by a third party appraisal at $0.1209.

The changes related to warrants and shares are as follows:

Increase in compensation expense	$1,987,687
Increase to discount for loan incentives	16,964
Discount recognized as interest expense	5,037
Reduction to expense related to returns	(10,005)
Effect of warrants on deferred revenue	(995)
Effect of warrants on returns reserve	19,351
Effect on additional paid in capital	$15,420

The amounts above were recorded as a reduction to assets or paid in capital and the associated adjustment to expense was recorded to the statement of operations.

[13] It was necessary to reverse accrued income and receivables for acquired subsidiary. The Company acquired a contract in its acquisition of DocSun. The contract contained a provision for a minimum payment of $20,000 per month for the first 10 months of operations under the contract. The Company learned that the payments under the contract may not be due in the three months ended March 31, 2024 as the contract may not yet be deemed as started pursuant to the technical requirements of the customer. Accounts receivable of $100,000 was reversed and sales revenue after the acquisition of $54,194 were reversed. The amounts above were recorded as a reduction to assets or paid in capital and the associated adjustment to expense was recorded to the statement of operations.

[14] It was necessary to accrue or adjust costs received after the close of the period and transaction costs that had been capitalized pending the completion of the transactions that related to the acquisition, merger and operations.

Additional costs are:

Legal	$43,559
Software	11,353
Transaction costs	$12,287

The amounts above were recorded as a reduction to assets or an increase in liabilities and the associated adjustment to expense was recorded to the statement of operations.

[15] It was necessary to adjust deferred revenue and current assets for activities related to the completion of the sales of medical testing machines. Revenue was reduced and deferred revenue was increased by $14,374, prepaid commissions of $10,060 were expensed related to this activity. The amounts above were recorded as a reduction to assets or an increase in liabilities and the associated adjustment to income and expense was recorded to the statement of operations.

[16] As a result of the above adjustments and other reclassifications, it was necessary to adjust the Statement of Cash Flows to remove netted items, including non-cash items, and to match classification on the previous financial statements.

[17] The presentation of sales was changed to separately show gross sales, refunds and net sales.

The following table presents the effect of the restatements of the Company’s previously issued balance sheet.

As of March 31, 2024

	As Previously Reported	Adjustments before January 1, 2024	March 31, 2024 Adjustments	Reclassifications	As Restated	Notes
Accounts receivable	$102,861	$–	$(100,000)	$8,314	$11,175	[13]
Inventory	408,993	(223,175)	10,417	17,108	213,343	[1], [14]
Prepaid expenses and other current assets	302,176	27,525	(16,458)	(17,108)		[6], [10]
		(164,557)	(10,060)	72,000		[4], [5], [15]
			(925)	(45,805)	146,788	[14]
Notes and receivables	454,766	(454,371)	(395)			[2], [3], [10]
Property and equipment	581,494		(366,262)			[11]
			17,903		233,135	[11]
Intangible assets, net of Amortization	17,061,726	(83,597)	(3,331,779)			[7], [11]
			(2,531,548)			[11]
			(319,905)			[11]
			(607)			[10]
			1,575		10,795,865	[10]
Goodwill	1,489,769		5,615,753		7,105,522	[11]
Total Assets	20,515,943	(898,174)	(1,032,291)	34,508	18,619,986	[2]-[14]
Account Payable	612,912		28,354	8,314		[14]
				11,525
				(62,840)
				(45,806)
				(181,602)	370,857
Accounts Payable – related Parties				181,601	181,601
Accrued Expenses	566,120		(19,351)	72,000		[14]
			2,975	62,840		[14]
				(321,897)	362,687

Accrued Expenses – related Parties				321,897	321,897
Promissory notes payable and notes	1,842,449		(16,964)	(11,525)		[12]
			(1,254)	(963,215)	849,491	[14]
Promissory notes payable and notes – related parties				963,215	963,215
Deferred Revenue	333,365	(13,795)	15,369		334,939	[9], [12], [14]
Total Liabilities	3,504,846	(13,795)	9,129	35,304	3,534,687
Additional paid-in-capital	25,940,740	2,114,860	(985,717)			[8], [11]
		56,580	388,844			[9], [12]
			1,987,687			[12]
			15,420	280,688	29,799,102	[12]
Warrant PIC	280,688			(280,688)		[9], [10]
Accumulated Deficit	(10,166,964)	(3,055,820)	(2,447,652)	–	(15,670,436)	[2]-[14]
Total Equity	$17,011,097	$(884,380)	$(1,041,418)	$–	$15,085,299	[2]-[14]

The following table presents the effect of the restatements of the Company’s previously issued income statement:

As of March 31, 2024

	As Previously Reported	Adjustments	Reclassifications	As Restated		Notes
Sales	$618,116	$(54,194)	$135,401	$		[13]
Gross sales		(14,374)			684,949	[15]
Returns			(135,401)		(135,401)
Net sales	618,116	(68,568)			549,548
Cost of goods sold	159,350	16,458				[10]
		(10,418)			165,390	[14]
Distributor incentives	45,403	9,255			54,658	[12], [14]

Selling, general and administrative expenses	1,050,129	(17,903)				[11]
(including amortization)		319,905				[11]
		1,987,687				[12]
		(1,575)				[10]
		(10,005)				[12]
		80,699			3,408,936	[14]
Interest income	(1,200)	1,200				[10]

Interest expense and financing costs	69,240	5,036				[12]
		(1,254)			73,022	[14]
Net Loss	$(704,806)	$(2,447,652)	$–		$(3,152,458)	[10] - [14]

The following table presents the effect of the restatements of the Company’s previously issued statement of shareholder deficit:

	Common Stock	Common Stock	Additional Paid-	Additional Paid-in Capital-	Accumulated	Stockholders’
	Shares	Amount	In Capital	Warrants	Deficit	Deficit	Notes
Balance, March 31, 2024, as previously reported	956,530,100	$956,530	$25,940,740	$280,688	$(10,166,964)	$17,011,097
Prior period revisions	–	–	2,171,440	–	(3,055,820)	(884,380)	[2] - [14]
Restatements	–	–	1,406,234	–	(2,447,652)	(1,041,418)	[2] - [14]
Reclassifications	–	–	280,688	(280,688)	–	–
Balance, March 31, 2024, as restated	956,530,100	$956,530	$29,799,102	$–	$(15,670,436)	$15,085,299

The following table presents the effect of the restatements of the Company’s previously issued statement of cash flows:

As of March 31, 2024

	As Previously Reported		Adjustments		As Adjusted		Reclassifications		As Restated	Notes
Net Loss		$(704,806)		$(2,447,652)		$(3,152,458)	$		$(3,152,458)

Depreciation and amortization		200,104		311,655		511,759		(11,229)	500,530	[11]
Fair value of shares and warrants issued for returns and services		193,620		1,947,682		2,141,302		(2,141,302)	–	[12]
Amortization of debt discount		0				–		11,228	11,228
Fair value of warrants for Services (officers& directors)		130,716				130,716		1,519,566	1,650,282
Fair value of shares and warrants issued for services		–				–		621,736	621,736
Fair value of shares and warrants issued for returns		–				–		19,351	19,351
Issuance of common shares as loan incentives		5,832				5,832		(5,832)	–
Accounts receivable		2,762		(53,356)		(50,594)		–	93,406	[13]
Prepaid expenses and other assets		(4,466)		(24,452)		(28,918)		(395)
								87,676	58,363	[14]
Accounts payable		175,681		(2,704)		172,977		(74,689)		[14]
								(1,041)
								31,915	129,162
Accounts payable – related parties						–		(31,915)	(31,915)
Accrued expenses		69,078		46,840		115,918		(29,707)		[14]
								17,025	(40,764)
Accrued expenses – related parties						–		29,707	29,707
Deferred Revenue		(34,633)		1,574		(33,059)		35,995	2,936	[9], [12], [14]
Purchase of property and equipment		(588,432)		366,262		(222,170)		32,780	(189,390)	[11]
Cash acquired in DocSun acquisition		–		1,445		1,445		–	1,445	[11]
Intangible property		(18,447,978)		3,331,779		(15,116,199)		15,022,760		[11]
				90,787		90,787			(2,652)	[14]
Increase in SBA loans		330,716				330,716		(330,716)	–
Note and loan payments		(91,474)		(3,915)		(95,389)		77,951	(17,438)	[14]
Increase in note and loan balances		306,825		(12,657)		294,168		5,832	300,000	[12]
Issuance of common shares in acquisition and merger		18,441,025		(3,550,635)		14,890,390		(32,780)		[11]
								(14,857,610)	–
Net effect of currency fluctuation	$		$		$			$1,041	$1,041

NOTE 14—SUBSEQUENT EVENTS

Subsequent Financing

In May of 2024, a person related to a board member loaned the Company $32,079. The note bears interest at 10% per annum and is due in 12 months.

In June of 2024, the Company began offering convertible notes to sophisticated investors. To date the Company has issued four notes for a total of $130,000. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents pe common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on December 23, 1998 in the state of Nevada as “Knowledge Networks, Inc.” The Company’s name was changed to “Findit, Inc.” on March 25, 2016. On March 8, 2024, the Company was the surviving corporation in a merger transaction (described below), and, as part of the merger transaction, the Company’s name was changed to “BioRegenx, Inc."

On April 6, 2021, the Company’s consolidated group was formed by the contribution of 100% of the equity interests of three companies, Microvascular Health Services, LLC, My Body Rx, LLC and NuLife Sciences, Inc. in exchange for newly issued common and preferred stock representing all the issued and outstanding shares of the Company. The combination was expected to product synergies between companies with the production activities and the distribution network of the marketing company.

On January 8, 2024, the Company acquired all the shares outstanding of DocSun Biomedical Holdings, Inc. in exchange for shares of the Company’s stock. This acquired company is accounted for as an asset acquisition and the activities of the acquired assets are included in the consolidated financial statements starting with the acquisition.

Pursuant to Articles of Merger effective March 8, 2024, BioRegenx, Inc., also a Nevada corporation (the “merged entity”), was merged into the Company (“surviving entity”)and the Company adopted and changed its name to the merged entity’s name - “BioRegenx, Inc.” Pursuant to the merger, all of the issued and outstanding, common and preferred shares of the merged entity were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company which represented 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders of the Company retired a total of 172,197,602 common shares. The pre-merger shareholders of the Company retained 104,552,804 shares of common stock. The exchange value of the publicly traded stock that was retained was valued at $7,318,594, based on the trading price of Findit as of the date of the merger.

The Company develops and manufactures medical test equipment and high quality, science-based nutritional products. The Company distributes wellness devices. The products are sold nationally through a direct selling channel, to health professionals and research organizations.

Results of Operations

The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have incurred substantial losses in connection with our operations. We will need substantial capital to fund working capital in order to pursue our current plans to develop our business.

The table presented below compare our results of operations for the three months ended March 31, 2024 to the three months ended March 31, 2023, in both dollars and percentages.

	March 31, 2024 (As Restated)	March 31, 2023	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Gross sales	$684,949	$1,103,651	$(418,702)	-38%
Returns	(135,401)	(28,066)	(107,335)	-382%
Net sales	549,548	1,075,585	(526,037)	-49%
Cost of sales	165,390	311,694	146,304	47%
Gross profit	384,158	763,891	(379,733)	-50%
Distributors incentives	54,658	177,004	(122,346)	-69%
Selling, general and administrative (including equity compensation costs of $1,650,802 granted to officers and directors in the period ending March 31, 2024)	2,911,165	770,993	(2,637,943)	-342%
Amortization expense	497,771	–	(497,771)	n/a
Total operating expenses	3,463,594	947,997	(2,515,597)	-265%
Loss from operations	(3,079,436)	(184,106)	(2,895,330)	-1573%
Interest income	–	1	(1)	-100%
Interest expense and financing costs	(73,022)	(45,733)	(27,289)	-60%
Total other expenses	(73,022)	(45,732)	(27,290)	-60%
Net loss	$(3,152,458)	$(229,838)	$(2,922,620)	-1272%

For the three months ended March 31, 2024, the Company had gross sales of $684,949 and returns of $(135,401) resulting in net sales of $549,548. Comparatively, for the three months ended March 31, 2023, the Company had gross sales of $1,103,651 and returns of $(28,066) resulting in net sales of $1,075,585. Net sales decreased by 49% and returns increased by 382% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The resulting decrease in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company.

Cost of sales were $165,390 resulting in gross profit of $384,158 for the three months ended March 31, 2024. Cost of sales were $311,694 resulting in gross profit of $763,891 for the three months ended March 31, 2023. Cost of goods sold decreased by 47% and gross profit decreased by 50% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine.

For the three months ended March 31, 2024, the Company paid out distributors’ incentives of $54,658 and had selling, general and administrative expenses of $3,408,936 resulting in total operating expenses of $3,463,594. These selling, general and administrative expenses consisted primarily of employee expenses of $1,392,311 and operating expenses of $2,016,625. Operating expenses consisted of advertising and marketing of $11,702, software costs of $25,836, bank and payment charges of $18,176, contract labor of $51,027, legal and accounting of $162,668, professional services of $1,175,675, insurance of $19,648, taxes and licenses of $7,796, postage and freight of $8,519, rent & lease of $11,537, travel of $4,723 and miscellaneous expenses of $519,318. Additionally, the Company had interest expense and financial costs of $73,022 resulting in net loss of $3,152,458 for the three months ended March 31, 2024.

Comparatively, for the three months ended March 31, 2023, the Company paid out distributors’ incentives of $177,004 and had selling general and administrative expenses of $770,993 resulting in total operating expenses of $947,997. These selling, general and administrative expenses consisted primarily of employee expenses of $271,528 and operating expenses of $499,465. Operating expenses consisted of advertising and marketing of $42,979, software costs of $80,781, bank and payment charges of $33,089, contract labor of $18,321, management fees of $56,100, legal and accounting of $90,146 professional services of $35,907, insurance of $6,757, taxes and licenses of $22,190, postage and freight of $809, rent & lease of $10,288, travel of $29,580 and miscellaneous expenses of $72,518. Additionally, the Company had interest income of $1, interest expense and financial costs of $45,733 resulting in net loss of $229,838 for the three months ended March 31, 2023.

Distributor incentives decreased by 69% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of the reduction in sales between the periods, Selling, general and administrative expenses, increased by 342% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, relating to equity compensation granted and increased legal, accounting, professional and miscellaneous cost during the three months ended March 31, 2024.

The Company had a loss from operations of $(3,079,436) and $(184,106) for the three months ended March 31, 2024 and March 31, 2023, respectively. For those same periods, the Company received interest income of $0 and $1 and interest expense and financing costs of $(73,022) and $(45,733). As a result, the Company had a net loss of $(3,152,458) and $(229,838) for the three months ended March 31, 2024 and March 31, 2023, respectively. Loss from operations increased by 1,573% and interest expense increased by 60% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The resulting increases related to decreases in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company, equity compensation, and increases in legal, accounting, professional and miscellaneous expenses. Interest expense increased due to higher debt balances during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Operating Activities. For the three months ended March 31, 2024, the Company had net loss of $(3,152,458). During that period, the Company incurred depreciation and amortization expense of $500,530, amortization of debt discount of $11,228, issued warrants to officers and directors with a fair value of $1,650,282, issued common shares for services with a fair value of f $621,736 and issued warrants for refunds with a fair value of $19,351. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $93,406, a decrease in inventories of $4,186, a decrease in prepaid expenses and other assets of $58,363, an increase in accounts payable of $129,162, a decrease in accounts payable - related parties of $(31,915), a decrease in accrued expenses and other liabilities of $(40,764), an increase in accrued expenses and other liabilities -related parties of $29,707 and an increase of deferred revenue of $2,936. As a result, the Company had net cash used in operating activities of $(104,250) for the three months ended March 31, 2024.

Comparatively, for the three months ended March 31, 2023, the Company had net loss of $(229,838). During that period, the Company incurred depreciation and amortization expense of $1,194. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of an increase in accounts receivable of $(24,442), an increase in inventories of $(140,156), a decrease in prepaid expenses and other assets of $36,250, a decrease in accounts payable of $(116,620), a decrease in accounts payable - related parties of $(9,818), an increase in accrued expenses and other liabilities of $12,480, an increase in accrued expenses and other liabilities -related parties of $29,604 and an increase of deferred revenue of $104,554. As a result, the Company had net cash used in operating activities of $(336,792) for the three months ended March 31, 2024.

Investing Activities. For the three months ended March 31, 2024, the Company made purchases of property and equipment of $(189,390), cash acquired in the DocSun transaction of $1,445 and acquired intangibles of $(2,652). As a result, the Company had net cash used in investing activities of $(190,597) for the three months ended March 31, 2024.

For the three months ended March 31, 2023, the Company did not pursue any investing activities.

Financing Activities. For the three months ended March 31, 2024, the Company made note and loan payments of $17,438 and had an increase in note and loan balances of $300,000. As a result, the Company had net cash provided by financing activities of $282,562 for the three months ended March 31, 2024.

For the three months ended March 31, 2023, the Company made note and loan payments of $(173,000), and received proceeds from the issuance of common stock of $337,739. As a result, the Company had net cash provided by financing activities of $164,739.

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

The Company financed past activities, in part, with borrowing from, private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and certain related parties. Outstanding debt consists of the following:

Loans from unrelated parties are as follows:

	3/31/2024	12/31/2023
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	16,109	32,181
(D) Alder note	144,941	–
(D) Genisis Glass note	144,941	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Other	21,000	21,000
Total	999,491	525,681
Less current portion	(849,491)	(375,681)
Total long term	$150,000	$150,000

(A)The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B)The Goff note had a maturity date of February 13th, 2016, the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C) Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments. The balance will mature at May 3rd, 2024 for the $1,357 and June 1st, 2024 for $14,752.

(D) In January of 2024, the Company issued two notes for $165,000 each, Alder and Genisis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount. Loan fees of $1,000 plus 4,500 common shares with a fair value of $9,990 were paid to each lender. The amounts recorded are net of discounts of $19,376 each consisting of the original discount and fair value of shares issued.

(E) EIDL Notes

The principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $550,000 and $350,000 at March 31, 2024 and December 31, 2023, respectively. At March 31,2024, the long term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was 400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30 year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 subsidiary note and July 17, 2050 for the Findit EIDL loan.

(F) The other loan does not have stated terms.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	3/31/2024	12/31/2023
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
Richard Long	39,862	39,862	B
	$963,215	$963,215

A Stockholder and related to current or former officer

B Entity controlled by current officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The entire balance of related party loans are recorded as current liabilities.

Total accrued interest on related party debts was $321,897 at March 31, 2024 and $292,190 at December 31, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, during the quarter ended March 31, 2024, the Company incurred a net loss of $,3,152,458, used cash in operations of $104,250 and had a working capital deficit of $2,899,223 as of that date. In addition, $522,500 of notes payable were in default. At March 31, 2024, the Company had cash on hand in the amount of $114,158. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

Significant changes in the number of employees

We currently have a total of ten employees. We are dependent upon our officers for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

As of March 31, 2024, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Not required for smaller reporting company.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2024. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024. Our management concluded we have the following material weaknesses . A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended March 31, 2024, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

We are involved in disputes with certain parties, including parties that are former officers and board members and vendors associated with their activities. Such disputes arise from time to time in the ordinary course of conducting business. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that any of these matters, individually or in the aggregate are estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations. Refer to Note 8. Commitments and Contingencies – Company Disputes and Other Claims in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report, for further information.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2024 the Company granted 7,912,000 shares of its common stock to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date.

During the period the Company granted options to acquire 23,575,328 shares of its common stock at $.13 per share to two officers and directors. At grant date 853,328 of the options vested immediately, and 22,720,000 of the options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date.

During the three months ended March 31, 2024, the Company issued 4,040,000 common shares services to non-affiliates. The shares were valued at $.187 per common share.

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

During the three months ended March 31, 2023, the Company issued 2,674,192 shares of common stock to non-affiliates at prices ranging from $0.156 per share to $0.188 per share, resulting in gross proceeds to the Company of $337,736.

Issuance of common stock for refunds

In November 2023, the Company offered to certain customers whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. There were 2,080,000 shares with a fair value of $390,000 and 480,000 options with a fair value of $67,180 issued in 2023 under the offer. In January of 2024, there were 160,000 shares with a fair value of $22,200 and 160,000 options with a fair value of $19,351 issued under the offer. The offer was closed in January 2024. For accounting purposes, the Company considered the fair value of the shares and options issued in the aggregate amount of $22,200 as a reduction to deferred revenue and reduced returns reserves by $19,351 at March 31, 2024.

Share were issued in the above listed transactions in reliance upon exemption from registration for transactions not involving a public offering provided by Rule 506(b) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”) or Section 4(a)(2) of the Act . All of the transactions described above were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. Each purchaser in these transactions represented his or her intention to acquire these securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Item 3. Defaults Upon Senior Securities

None that is required to be reported under this Item 3

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
2.1	Acquisition Agreement dated December 5, 2023 by and among BioRegenx, Inc., DocSun BioMedical Holdings, Inc. and its shareholders
2.2	Agreement and Plan of Merger dated December 29, 2022 by and between BioRegenx, Inc. (merged out entity) and Findit, Inc. (the Company)
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024(incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
10.1	Distribution Agreement dated December 1, 2014 by and between MicroVascular Health Solutions, LLC and Glycocheck B.V
10.2	Agreement dated May 13, 2015 by and between Vascular Health Sciences, LLC, Theodore C. Skokos, Loan Peak Innovative Holdings, LLC, JD2 Holdings, Inc., Dayid Daniels, Atmadharma, LLC, Bruce Bouche, the Ted and Shannon Skokos Foundation, and Pvsa Investments LLC, on one hand, and Microvascular Health Solutions LLC, Vigorous Health LLC, and Robert Long, on the other hand
31	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioRegenx Inc.

/s/ William Resides

By: William Resides

Chief Executive Officer, Interim Chief Financial Officer

(Principal Executive Officer, Principal Financial and Accounting Officer)

Date: October 9, 2024

