Form 10-Q
period 2024-06-30
BIOREGENX, INC.
filed 2024-10-09
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This report contains statements reflecting our views about our future performance that constitute “forward-looking statements”. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “aim,” “anticipate,” “expect,” “intend,” “may,” “will” or similar statements or variations of such words and other similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements. These forward-looking statements are based on currently available information, operating plans and projections about future events and trends. They inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted in any such forward-looking statement. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,395	$125,402
Accounts receivable	10,943	104,581
Inventories, net	143,924	217,529
Prepaid expenses and other current assets	113,815	205,152
Total current assets	326,077	652,664
Property and equipment, net	225,493	13,723
Intangible assets, provisional, net	10,233,776	49,363
Goodwill, provisional	7,105,522	–
Other assets	–	150,000
TOTAL ASSETS	$17,890,868	$865,750

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$431,810	$241,695
Accounts payable - related parties	196,517	213,516
Accrued expenses	398,058	346,677
Accrued interest - related party	351,603	292,190
Notes payable and loans (including $522,500 and $322,500 in default)	850,813	375,681
Notes payable and loans - related parties	995,294	963,215
Deferred revenue	195,938	354,203
Total current liabilities	3,420,033	2,787,177
Notes payable and loans, net of current	249,599	150,000
TOTAL LIABILITIES	3,669,632	2,937,177

Stockholders’ Equity/(Deficit):
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 956,530,100 issued and outstanding as of June 30, 2024 and 770,833,296 as of December 31, 2023	956,530	770,833
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800	4	4
Additional paid-in capital	30,040,648	9,676,656
Accumulated deficit	(16,776,564)	(12,517,978)
Accumulated other comprehensive income (loss)	618	(942)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	14,221,236	(2,071,427)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$17,890,868	$865,750

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues:
Gross sales	$857,534	$882,788	$1,542,483	$1,986,438
Returns	(123,502)	(19,510)	(258,903)	(47,576)
Net sales	734,032	863,278	1,283,580	1,938,862
Cost of sales	264,154	264,967	429,544	576,661
Gross profit	469,878	598,311	854,036	1,362,201
Operating expenses:
Distributors incentives	112,588	142,596	167,246	319,600
Selling, general and administrative	834,998	1,000,334	3,746,163	1,771,326
Amortization expense	562,089	–	1,059,860	–
Total operating expenses	1,509,675	1,142,930	4,973,269	2,090,926
Loss from operations	(1,039,797)	(544,619)	(4,119,233)	(728,725)

Other income (expense):
Interest income	–	1	–	2
Interest expense and financing costs	(66,331)	(49,843)	(139,353)	(95,576)
Total other expenses	(66,331)	(49,842)	(139,353)	(95,574)
Net loss	$(1,106,128)	$(594,461)	$(4,258,586)	$(824,299)

Weighted average common shares outstanding - basic and diluted	956,530,100	764,300,475	956,530,100	762,007,141
Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Comprehensive Income:
Net Loss	$(1,106,128)	$(594,461)	$(4,258,586)	$(824,299)
Other comprehensive income (loss)
Foreign currency translation adjustment	518	14,938	1,560	19,732
Other comprehensive loss	$(1,105,610)	$(579,523)	$(4,257,026)	$(804,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

For the six months ended June 30, 2023	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2022	759,713,808	$759,714	3,800	$4	$5,649,972	$(8,917,896)	$(19,732)	$(2,527,938)
Issuance of common shares and warrants in private placement	9,554,192	9,554	–	–	742,289	–	–	751,843
Net loss	–	–	–	–	–	(824,299)	–	(824,299)
Other comprehensive income	–	–	–	–	–	–	19,732	19,732
Balance, June 30, 2023	769,268,000	$769,268	3,800	$4	$6,392,261	$(9,742,195)	$–	$(2,580,662)

For the six months ended June 30, 2024	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)
Issuance of common shares for services	4,040,000	4,040	–	–	685,529	–	–	689,569
Fair value of options issued to officers and directors for services	–	–	–	–	1,823,136	–	–	1,823,136
Fair value of common shares and warrants issued for refunds	160,000	160	–	–	41,391	–	–	41,551
Issuance of common shares and warrants as loan incentive	144,000	144	–	–	20,695	–	–	20,839
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	10,579,200	–	–	10,656,000
Shares issued (retained) by Findit Inc's shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–	–	(4,258,586)	–	(4,258,586)
Other comprehensive income	–	–	–	–	–	–	1,560	1,560
Balance, June 30, 2024	956,530,100	$956,530	3,800	$4	$30,040,648	$(16,776,564)	$618	$14,221,236

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

(CONTINUED)

For the three months ended June 30, 2023	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, April 1, 2023	762,388,000	$762,388	3,800	$4	$5,985,034	$(9,147,734)	$(14,938)	(2,415,246)
Issuance of common shares and warrants in private placement	6,880,000	6,880	–	–	407,227	–	–	414,107
Net loss	–	–	–	–	–	(594,461)	–	(594,461)
Other comprehensive income	–	–	–	–	–	–	14,938	14,938
Balance, June 30, 2023	769,268,000	$769,268	3,800	$4	$6,392,261	$(9,742,195)	$–	$(2,580,662)

For the three months ended June 30, 2024	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, April 1, 2024	956,530,100	$956,530	3,800	$4	$29,799,102	$(15,670,436)	$99	$15,085,299
Issuance of common shares for services	–	–	–	–	67,833	–	–	67,833
Fair value of options issued to officers and directors for services	–	–	–	–	172,854	–	–	172,854
Issuance of common shares and warrants as loan incentive	–	–	–	–	859	–	–	859
Net loss	–	–	–	–	–	(1,106,128)	–	(1,106,128)
Other comprehensive income	–	–	–	–	–	–	519	519
Balance, June 30, 2024	956,530,100	$956,530	3,800	$4	$30,040,648	$(16,776,564)	$618	$14,221,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES:
Net loss	$(4,258,586)	$(824,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,070,261	2,387
Amortization of debt discounts	24,801	–
Fair value of options issued to officers and directors for services	1,823,136	–
Fair value of common shares issued for services	689,569	–
Fair value of warrants issued for refunds	19,351	–
Change in operating assets and liabilities (net of amounts acquired):
Accounts receivable	93,638	2,884
Inventories	73,605	(76,833)
Prepaid expenses and other assets	91,337	(51,680)
Accounts payable	190,115	(387,333)
Accounts payable - related parties	(16,999)	(62,949)
Accrued expenses and other liabilities	(5,167)	124,528
Accrued expenses and other liabilities - related parties	59,413	59,310
Deferred Revenue	(136,065)	228,032
Net cash used in operating activities	(281,591)	(985,953)

INVESTING ACTIVITIES:
Purchases of property and equipment	(189,390)	–
Purchases of Intangibles	(2,652)	–
Cash acquired in DocSun transaction	1,445	–
Net cash used in investing activities	(190,597)	–

FINANCING ACTIVITIES:
Note and loan payments	(29,458)	(177,000)
Increase in note and loan balances	400,000	–
Increase in note and loan balances - related parties	32,079	–
Proceeds from the issuance of common stock	–	751,844
Net cash provided by financing activities	402,621	574,844

NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	1,560	19,732
NET DECREASE IN CASH AND CASH EQUIVALENTS	(68,007)	(391,377)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	125,402	616,696
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$57,395	$225,319

CASH PAID FOR:
Interest	$36,621	$53,814
Income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings, Inc.	$10,656,000	$–
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	$7,318,594	$–
Fair value of common stock and warrants issued for refunds offset to deferred revenue	$22,200	$–
Fair value of common stock and warrants issued for loan fees offset to loan discounts	$20,839	$–
Reclass of deposits to intangibles	$150,000	$–
Debt discount upon issuance of notes payable	$30,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Company, BioRegenx, Inc., develops and manufactures medical test equipment and high quality, science-based nutritional products. The Company distributes wellness devices. The products are sold nationally through a direct selling channel, to health professionals and research organizations.

On April 6, 2021 the Company’s consolidated group was formed by the contribution of 100% of the equity interests of three companies, Microvascular Health Services, LLC, My Body Rx, LLC and NuLife Sciences, Inc. in exchange for newly issued common and preferred stock representing all the issued and outstanding shares of BioRegenx. The combination is expected to product synergies between companies with the production activities and the distribution network of the marketing company.

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

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Registrant. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. As a result of the merger, the former shareholders of Findit retained 104,552,804 shares of common stock. The exchange value of Registrant’s stock that was retained was valued at $7,318,594, based on the trading price of Registrant as of the date of the Merger. Due to the change in control the accounting acquirer in the merger is BioRegenx, Inc., a Nevada Corporation the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This acquired company (Registrant) is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed to BioRegenx, Inc. (The Company).

Commensurate with the Merger, the Company effected a 16 for 1 split of its common shares. All share and per share amounts have been retro actively restated as if the reverse occurred as of the earliest period presented.

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Form 8-KA filed with the Securities and Exchange Commission, or the Securities and Exchange Commission (“SEC”), on October 9, 2024. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the six months ended June 30, 2024, the Company incurred a net loss of $4,258,586, used cash in operations of $281,591 and had a working capital deficit of $3,093,956 as of that date. At June 30, 2024, the Company had cash on hand in the amount of $57,395. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in purchase price allocations, and assumptions made in valuing equity instruments issued for services and acquisitions. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

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

Accounts Receivable

Payments from the customers are typically made at the time of the order before satisfaction of the performance obligation. The Company in rare instances grants 30-day terms to select long term customers. In such instances the revenue recognition occurs when the performance obligation is satisfied. Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for doubtful accounts for estimated losses inherent in its accounts receivable as determined by management. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of the receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024, and December 31, 2023, management determined a reserve for uncollectible accounts was not required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management determined there were no indicators of impairment of its property and equipment during the quarter ended June 30, 2024, and the year December 31, 2023.

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

Gross revenue received consisted of the following product sources:

	For the three months ended
	06/30/2024	6/30/2023
Medical testing	$338,319	$165,486
Wellness devices	107,961	132,118
Nutritional	408,815	583,358
Other sales	2,439	1,826
Total Gross Sales	$857,534	$882,788

	For the six months ended
	06/30/2024	6/30/2023
Medical testing	$498,964	$319,686
Wellness devices	166,348	519,811
Nutritional	870,055	1,131,096
Other sales	7,116	15,845
Total Gross Sales	$1,542,483	$1,986,438

Gross revenue received consisted of the following customer types:

	For the three months ended
	6/30/2024	6/30/2023
Medical and Academic	$459,962	$301,019
Customers and Direct Sales	397,572	527,235
Reseller	–	54,534
Total Gross Sales	$857,534	$882,788

	For the six months ended
	6/30/2024	6/30/2023
Medical and Academic	$773,511	$604,672
Customers and Direct Sales	706,026	1,287,346
Reseller	62,946	94,420
Total Gross Sales	$1,542,483	$1,986,438

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied. In 2022 the company shipped packages of its new wellness product that omitted certain components. An allocation to the portion of the orders that were not fulfilled with functional units was made and deferred revenues of $65,166 were recorded. In 2023, the remaining components shipped resulting in the recognition of $65,166 of revenue. The Company also made advanced shipments of certain components of its medical test machines. These components were not functional relative to the testing machine’s purpose and no revenue was recorded for these shipments. As of December 31, 2023, the Company recorded deferred revenue of $354,203, which was net of $193,811 related to the fair value of equity instruments issued for refunds. For six months ended June 30, 2024, the functional components and all other items in certain of the testing machine packages were shipped resulting in the recognition of revenue of $330,645, which was offset by $236,684 relating to fair value of equity instruments issued for refunds. As of June 30, 2024, the Company had deferred revenue of $195,938, which was mostly related to funds received from customers in advance of shipment.

Independent Business Partners Incentives

Certain of the company’s products are distributed through a network of Independent Brand Partners (IBP). IBPs pay an annual membership fee to maintain the IBP status which is a requirement to participate in the compensation plan. IBP incentives expenses include all forms of commissions, and other incentives paid to our Independent Business Partners (IBPs). Commission expense and other amounts payable to IBPs are recorded upon recognition of sale.

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

As of March 8th, 2024, the date of the merger, the Company’s common shares were publicly traded on the OTC Markets Group exchange. On the date of merger and for subsequent transactions the fair value of equity instruments are valued with reference to the share price reported on the public exchange. For the period of January 1, 2024 through March 7, 2024 and during the year ended December 31, 2023, common shares of the Company were not publicly traded and the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising costs incurred during the three months ended June 30, 2024 and 2023 were $16,377 and $42,979, respectively. However, advertising costs incurred during the six months ended June 30, 2024 and 2023 were $28,079 and $92,086 respectively.

Research and Development

Research and development costs are expensed as incurred per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730. Research and development costs incurred during the three-month ended June 30, 2024 and 2023 were $7,500 and $80,781, respectively. Research and development costs incurred during the six months ended June 30, 2024 and 2023 were $35,809 and $175,072, respectively.

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

For the six months ended June 30, 2024 and 2023, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the six months ended June 30, 2024 if their effect had been dilutive include 47,117,344 outstanding options and warrants to purchase our common stock and 3,872,000 of unvested shares of common stock.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The adoption of this standard did not have a material impact on its results of operations, financial position or cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

Finished Goods:	06/30/2024	12/31/2023
Medical testing	$37,680	$108,799
Wellness devices	41,929	12,905
Nutritional	64,315	95,825
Total Finished Goods	$143,924	$217,529

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing components are salable separately in the form received. Nutritional inventories are purchased in finished form with labels purchased separately in an amount to support the production run.

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	06/30/2024	12/31/2023
Prepaid commissions	$5,162	$62,467
Other current assets	108,653	142,685
Total	$113,815	$205,152

NOTE 4 – ACQUISITION OF DOCSUN TECHNOLOGY

On January 8th 2024, the Company acquired 100% of the outstanding stock of DocSun Biomedical Holdings, Inc. (DocSun) In exchange for 76,800,000 shares of Company stock valued at $10,656,000 and the application of $150,000 deposit that was paid in 2023. The total acquisition cost, including legal costs, amounted to $10,820,713.

The Company accounted for the transaction as an asset acquisition under Accounting Standards Codification (“ASC”) 805. The assets acquired consist of medical diagnostic technology with an estimated provisional fair value of $10,773,000 that complements and expands the Company’s product line, and other assets with a value of $33,000.

NOTE 5 – MERGER TRANSACTION WITH FINDIT

Effective March 8, 2024, BioRegenx, Inc, a Nevada corporation was merged into Findit, Inc., with Findit, inc. being the surviving company.

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Registrant. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares, as a result the existing shareholder of Findit retained 104,552,804 shares of common stock valued at $7,318,594. Due to the change in control the accounting acquirer in the merger is BioRegenx, Inc., a Nevada Corporation the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This accounting acquiree (Findit) is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed from Findit, Inc. to BioRegenx, Inc.

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

$ Amount
Consideration
BioRegenx common stock 104,552,804 shares	$7,318,595

Recognized amounts of identifiable assets acquired and liabilities assumed
Intangibles - search engine, domain, website, source code, provisional	$468,553
Accrued expenses	(3,037)
Accrued Interest	(27,074)
Loan Payable	(225,369)
213,073
Goodwill, provisional	7,105,522

Total	$7,318,595

Acquisition related costs	$80,221

The proforma results of operations of Findit for the three and six month periods ended June 30, 2023 were not material.

NOTE 6—INTANGIBLES

Identifiable Intangible assets consisted of the following:

	06/30/2024	12/31/2023
DocSun intangibles, provisional	$10,773,220	$–
Application in progress	51,863	49,363
Findit intangibles, provisional	468,553	–
Total	11,293,636	49,363
Less accumulated amortization	(1,059,860)	–
Net intangible assets	$10,233,776	$49,363

The Company acquired non-contact medical diagnostic technology in its acquisition of DocSun Biomedical Holdings, inc. on January 8, 2024. The Company also acquired identifiable intangible assets in the reverse merger with Findit, Inc. on March 8th 2024, related to its search engine, website functions and active accounts. (See Note 5) The Company had capitalized intangible cost at December 31, 2023 that related to the purchase of a licensed technology. The licensed product was not yet placed in service as on June 30, 2024 and amortization has not been recorded. Amortization of intangible assets was $569,730.75 and -0- for the three months ended June 30, 2024 and 2023, respectively. Amortization of intangible assets was $1,059,860 and $-0- for the six months ended June 30, 2024 and 2023, respectively.

The technology acquired from DocSun and Findit is being amortized based on its expected useful life of 5 years.

The Company will perform its indefinite-lived intangible asset impairment test on an annual basis with the initial impairment test after an acquisition completed before the expiration of the next 12 month period.

The amortization amount for the next 5 years and thereafter is as follows:

	2024	2025	2026	2027	2028	Thereafter
DocSun intangibles	$897,768	$2,154,644	$2,154,644	$2,154,644	$2,154,644	$226,238
Findit intangibles	52,650	93,711	93,711	93,711	93,711	11,838
Application in progress	51,863	–	–	–	–	–
Total	$1,002,281	$2,248,355	$2,248,355	$2,248,355	$2,248,355	$238,076

NOTE 7—PROPERTY AND EQUIPMENT

The property and equipment are comprised solely of computer servers, related equipment and other computer equipment. Estimated useful lives for computer servers and related equipment is 5 years and other computers are assigned a 4 year useful life. The property and equipment is presented net of accumulated depreciation. Depreciation of property and equipment was $7,642 and $1,194 for the three months ended June 30, 2024 and 2023, respectively.

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

Warrants issuable upon financing

in August 2023, Hitesh Juneja, a former employee, was granted warrants in an amount to be determined based on the amount of approved equity financing related to his efforts. The grant provided for warrants equal to ½% of the outstanding shares at the time of the grant. Warrants for the ½% of outstanding shares would be issued for bringing in $1,000,000 of equity, with a maximum percentage of 7% for larger equity fundings. The warrants would be exercisable at the fair market value of the shares on the date of funding. The warrants are exercisable one third on the date of grant and one third each of the next two years. No warrants have been issued under this grant and no compensation expense has been recognized.

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

NOTE 9—STOCK AWARDS PLAN

During the period ended June 30, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date of the offer, and the remaining 25% on 2nd year anniversary from the offer date. During the period ended June 30, 2024, 4,040,000 of the shares with a fair value of $689,569 vested or accrued and are included in Selling, General and administrative expenses. As of June 30, 2024, there were 3,872,000 unvested shares with a fair value of $408,221 that will vest over the remainder of the 2 years period.

During the period ended June 30, 2024, the Company granted options to acquire 23,573,328 shares of its common stock at $.12 per share with a fair value of $2,851,047 to two officers and directors. At grant date 853,328 of the options vested immediately, and 22,720,000 of the options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended June 30, 2024, options with a fair value of $1,823,136 vested or accrued and are included in Selling, General and administrative expenses. As of June 30, 2024, there were unvested options with a fair value of approximately $1,028,000 that will vest over the remainder of the 2 year period.

For stock options granted, the Company estimated the fair value of each stock option at grant dates using the Black-Scholes option-pricing model with the following assumptions:

	06/30/2024	2023
Risk-free interest rate	4.67%	4.50%
Expected dividend yield	0.00%	0.00%
Expected volatility	130%	125%
Expected life	4 yr	2 yr

A summary of the stock options and warrants outstanding as of June 30, 2024 and December 31, 2023 follows:

	Number of Shares	Weighted -Average Exercise Price
Outstanding as of December 31, 2023	23,334,016	$0.22
Granted	23,783,328	0.13
Forfeited	–	–
Outstanding as of June 30, 2024	47,117,344	$0.18
Exercisable at June 30, 2024	23,321,328	$0.19

Warrants Outstanding and Exercisable at June 30, 2024

Range of Exercise Price	# of Warrants outstanding	Weighted Average Exercise Price
$ 0.13 to 0.37	23,321,328	$0.19

The outstanding and exercisable warrants had no intrinsic as on June 30, 2024.

NOTE 10—ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2023, the Company issued 9,554,192 shares of common stock at prices ranging from $0.156 per share to $0.188 per share, resulting in gross proceeds to the Company of $751,843.

Issuance of common stock and warrants for refunds

In November 2023, the Company offered to certain customers whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. There were 2,080,000 shares with a fair value of $390,000 and 480,000 options with a fair value of $67,180 issued in 2023 under the offer. In January of 2024, there were 160,000 shares with a fair value of $22,200 and 160,000 options with a fair value of $19,351 issued under the offer. The offer was closed in January 2024. For accounting purposes, the Company recorded fair value of the shares and options issued during the period ended June 30, 2024 in the aggregate amount of $41,551, and increased returns for $22,200 and returns reserves by $19,351 for the period ended June 30, 2024.

NOTE 11—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties.

Loans from unrelated parties are as follows:

	06/30/2024	12/31/2023
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	4,510	32,181
(D) Alder note, net of discount	151,401	–
(D) Genisis Glass note, net of discount	151,401	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Josephson note, net of discount	49,800	–
(F) Adams note, net of discount	24,900	–
(F) Thomas note, net of discount	24,900	–
(G) Other	21,000	21,000
Total	1,100,412	525,681
Less current portion	(850,813)	(375,681)
Total long term	$249,599	$150,000

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

(D) In January of 2024, the Company issued two notes for $165,000 each, Alder and Genisis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount. Loan fees of $1,000 plus 4,500 common shares with a fair value of $9,990 were paid to each lender. The amounts recorded are net of unamortized discounts of $19,376 each consisting of the original discount and fair value of shares issued.

(E) EIDL Notes

The principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $150,000 and $350,000 at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the Findit EIDL loan.

Debt Payoff Schedule

The Company has outstanding long-term debt obligations that will be paid off over the next five years. The following table summarizes the principal payments due in each fiscal year:

Debt Payoff Schedule

The Company has outstanding long-term debt obligations that will be paid off over the next five years. The following table summarizes the principal payments due in each fiscal year:

Long-Term Debt Payoff Schedule	Balance at	Principal Payments					2029 and
	6/30/2024	2024	2025	2026	2027	2028	thereafter
EIDL loan September 2020	$150,000	$8,772	$8,772	$8,772	$1,904	$3,274	$144,822
EIDL loan August 2021, in Default	200,000	200,000	–	–	–	–	–
EIDL loan September 2022, in Default	200,000	200,000	–	–	–	–	–
	$550,000	$408,772	$8,772	$8,772	$1,904	$3,274	$144,822

(F) The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents pe common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. In June of 2024, three notes were issued for proceeds totaling $100,000. A total of 50,000 warrants with a fair value of $839 were paid in relation to the note proceeds. The amounts recorded are net of unamortized discounts of $820 consisting of the fair value of the warrants.

(G) The other loan does not have stated terms.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	06/30/2024	12/31/2023
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	–	A
Richard Long	39,862	39,862	B
	$995,294	$963,215

(A)	Entity controlled by current officer or director

(B)	Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $351,603 at June 30, 2024 and $292,190 at December 31, 2023.

NOTE 12 — RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, an officer and director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the three months ended June 30, 2024 and 2023 were $5,175 and $5,175, respectively. Rent paid during the six months ended June 30, 2024 and 2023 were $10,350 and $10,350, respectively.

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

Royalties paid during the three months periods ended June 30, 2024 and 2023 were $2,975 and $3,374, respectively. Royalties paid during the six months periods ended June 30, 2024 and 2023 were $5,536 and $7,325, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and Glycocheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the six months ended June 30, 2024 and 2023.

Legal Counsel

The Company’s legal counselors included a member of the board of directors. The board member provided legal services for SEC reporting and general legal matters. Legal fees paid during six month periods ended June 30, 2024 and 2023 were $5,000 and $53,189, respectively.

Accounts Payable – Related Parties

The Company reimburses certain officers for company expenses paid through individual accounts, such as credit cards and other credit accounts, the amounts are as follows:

Related Party Payables	06/30/2024	12/31/2023
Due to officers	$187,410	$204,612
Due to former officer	9,107	8,904
Total	$196,517	$213,516

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises B were $184,197 at June 30, 2024 and $204,612 at December 31, 2023.

Equity Instruments Issued for Service

See (Note 9) for discussion of options issued to officers and directors

NOTE 13—SUBSEQUENT EVENTS

Subsequent Financing

In June of 2024, the Company began offering convertible notes to sophisticated investors. To date the Company has issued four notes for a total of $130,000, $30,000 of which was issued in July of 2024. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was originally incorporated on December 23, 1998 in the state of Nevada as “Knowledge Networks, Inc.” The Company’s name was changed to “Findit, Inc.” on March 25, 2016. On March 8, 2024, the Company was the surviving corporation in a merger transaction (described below), and, as part of the merger transaction, the Company’s name was changed to “BioRegenx, Inc."

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

Pursuant to the merger, all of the issued and outstanding common and preferred shares of the merged entity were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company. which represented 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The Company’s post-merger existing shareholders retained 104,552,804 shares of common stock. The exchange value of the publicly traded stock that was retained was valued at $7,318,594, based on the Company’s trading price as of the date of the Merger.

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

The tables presented below compare our results of operations for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023, in both dollars and percentages.

	For the Three Months Ended
	June 30, 2024	June 30, 2023	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$857,534	$882,788	$(25,254)	-3%
Returns	(123,502)	(19,510)	(103,992)	-533.02%
Net sales	734,032	863,278	(129,246)	-14.97%
Cost of sales	264,154	264,967	813	0.31%
Gross profit	469,878	598,311	(128,433)	-21.47%
Operating expenses:
Distributors incentives	112,588	142,596	30,008	21.04%
Selling, general and administrative	834,998	1,000,334	165,336	16.53%
Amortization expense	562,089	–	(562,089)	n/a
Total operating expenses	1,509,675	1,142,930	(366,745)	-32.09%
Loss from operations	(1,039,797)	(544,619)	495,178	-90.92%
Interest income	–	1	(1)	-100.00%
Interest expense and financing costs	(66,331)	(49,843)	(16,488)	-33.08%
Total other expenses	(66,331)	(49,842)	(16,489)	33.08%
Net Loss	$(1,106,128)	$(594,461)	$(511,667)	-86.07%

For the three months ended June 30, 2024, the Company had gross sales of $857,534 and returns of $(123,502) resulting in net sales of $734,032. Comparatively, for the three months ended June 30, 2023, the Company had gross sales of $882,788 and returns of $(19,510) resulting in net sales of $863,278. Net sales decreased by 15% and returns increased by 533% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The resulting decrease in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company.

Cost of sales were $264,154 resulting in gross profit of $469,878 for the three months ended June 30, 2024. Cost of sales were $264,967 resulting in gross profit of $598,311 for the three months ended June 30, 2023. Cost of goods sold decreased by 0% and gross profit decreased by 21% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine.

For the three months ended June 30, 2024, the Company paid out distributors’ incentives of $112,588 and had selling, general and administrative expenses of $1,397,087 resulting in total operating expenses of $1,509,675. These selling, general and administrative expenses consisted primarily of employee expenses of $332,863, amortization expense of $562,089 and operating expenses of $502,135. Operating expenses consisted of advertising and marketing of $16,377, software costs of $9,973, product development costs of $450, bank and payment charges of $18,273, contract labor of $55,578, legal and accounting of $110,335, professional services of $218,475, insurance of $20,868, taxes and licenses of $4,971, rent & lease of $11,537, travel of $4,723 and miscellaneous expenses of $30,575. Additionally, the Company had interest expense and financial costs of $66,331 resulting in net loss of $(1,106,128) for the three months ended June 30, 2024.

Comparatively, for the three months ended June 30, 2023, the Company paid out distributors’ incentives of $142,596 and had selling general and administrative expenses of $1,000,334 resulting in total operating expenses of $1,142,930. These selling, general and administrative expenses consisted primarily of employee expenses of $310,999 and operating expenses of $689,335. Operating expenses consisted of advertising and marketing of $49,107, software costs of $94,291, product development costs of $5,906, bank and payment charges of $25,379, contract labor of $16,765, management fees of $41,100, legal and accounting of $102,133 professional services of $66,424, insurance of $811, taxes and licenses of $6,313, rent & lease of $12,332, travel of $20,931 and miscellaneous expenses of $247,843. Additionally, the Company had interest income of $1, interest expense and financial costs of $49,843 resulting in net loss of $(594,461) for the three months ended June 30, 2023.

Distributor incentives decreased by 21% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as a result of the reduction in sales between the periods. Selling, general and administrative expenses increased by 40% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, relating to equity compensation granted and increased legal, accounting, professional and miscellaneous cost during the three months ended June 30, 2024.

The Company had a loss from operations of $(1,039,797) and $(594,461) for the three months ended June 30, 2024 and June 30, 2023, respectively. For those same periods, the Company received interest income of $0 and $1 and interest expense and interest expense and financing costs of $(66,331) and $(49,843). As a result, the Company had a net loss of $(1,106,128) and $(594,461) for the three months ended June 30, 2024 and June 30, 2023, respectively. Net loss increased by 86% and interest expense increased by 33% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The resulting increases related to decreases in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company, equity compensation, and increases in legal, accounting, professional and miscellaneous expenses. Interest expense increased due to higher debt balances during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

	For the Six Months Ended
	June 30, 2024	June 30, 2023	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$1,542,483	$1,986,438	$(443,955)	-22%
Returns	(258,903)	(47,576)	(211,327)	-444%
Net sales	1,283,580	1,938,862	(655,282)	-34%
Cost of sales	429,544	576,661	147,117	26%
Gross profit	854,036	1,362,201	(508,165)	-37%
Operating expenses:
Distributors incentives	167,246	319,600	1,542,354	47%
Selling, general and administrative	3,746,163	1,771,326	(1,974,837)	-111%
Amortization expense	1,059,860	–	(1,059,860)	n/a
Total operating expenses	4,973,269	2,090,926	(2,882,343)	-138%
Loss from operations	(4,119,233)	(728,725)	3,390,508	-465%
Interest income	–	2	(2)	-100%
Interest expense and financing costs	(139,353)	(95,576)	(43,777)	-46%
Total other expenses	(139,353)	(95,574)	(43,779)	46%
Net Loss	(4,258,586)	(824,299)	$(3,434,287)	-417%

For the six months ended June 30, 2024, the Company had gross sales of $1,542,483 and returns of $(258,903) resulting in net sales of $1,283,580. Comparatively, for the six months ended June 30, 2023, the Company had gross sales of $1,986,438 and returns of $(47,576) resulting in net sales of $1,938,862. Net sales decreased by 34% and returns increased by 444% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The resulting decrease in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company.

Cost of sales were $429,544 resulting in gross profit of $854,036 for the six months ended June 30, 2024. Cost of sales were $576,661 resulting in gross profit of $1,362,201 for the six months ended June 30, 2023. Cost of goods sold decreased by 26% and gross profit decreased by 37% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine.

For the six months ended June 30, 2024, the Company paid out distributors’ incentives of $167,246 and had selling, general and administrative expenses of $4,806,023 resulting in total operating expenses of $4,973,269. These selling, general and administrative expenses consisted primarily of employee expenses of $1,723,587, amortization expense of $1,059,860 and operating expenses of $2,022,576. Operating expenses consisted of advertising and marketing of $28,079, software costs of $35,809, bank and payment charges of $36,448, contract labor of $106,605, legal and accounting of $273,003, professional services of $1,395,737, insurance of $40,516, taxes and licenses of $12,767, postage of $8,519, rent & lease of $20,221, travel of $4,723 and miscellaneous expenses of $60,150. Additionally, the Company had interest expense and financial costs of $139,353 resulting in net loss of $(4,258,586) for the six months ended June 30, 2024.

Comparatively, for the six months ended June 30, 2023, the Company paid out distributors’ incentives of $319,600 and had selling general and administrative expenses of $1,771,326 resulting in total operating expenses of $2,090,926. These selling, general and administrative expenses consisted primarily of employee expenses of $578,431 and operating expenses of $1,192,895. Operating expenses consisted of advertising and marketing of $92,087, software costs of $175,071, product development costs of $11,108, bank and payment charges of $58,468, contract labor of $35,087, management fees of $97,200, legal and accounting of $192,279 professional services of $102,331, insurance of $7,568, taxes and licenses of $28,503, postage of $794, rent & lease of $22,620, travel of $50,511 and miscellaneous expenses of $339,268. Additionally, the Company had interest income of $2, interest expense and financial costs of $95,576 resulting in net loss of $(824,299) for the six months ended June 30, 2023.

Distributor incentives decreased by 47% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of the reduction in sales between the periods. Selling, general and administrative expenses increased by 171% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, relating to equity compensation granted and increased legal, accounting, professional and miscellaneous cost during the six months ended June 30, 2024.

The Company had a loss from operations of $(4,119,233) and $(728,725) for the six months ended June 30, 2024 and June 30, 2023, respectively. For those same periods, the Company received interest income of $0 and $2 and interest expense and interest expense and financing costs of $(139,353) and $(95,576). As a result, the Company had a net loss of $(4,258,586) and $(824,299) for the six months ended June 30, 2024 and June 30, 2023, respectively. Net loss increased by 417% and interest expense increased by 46% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The resulting increases related to decreases in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company, equity compensation, and increases in legal, accounting, professional and miscellaneous expenses. Interest expense increased due to higher debt balances during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Operating Activities. For the six months ended June 30, 2024, the Company had net loss of $(4,258,586). During that period, the Company incurred depreciation and amortization expense of $1,070,261, amortization of debt discount of $24,801, issued options to officers and directors with a fair value of $1,823,136, issued common shares for services with a fair value of $689,569 and issued warrants for refunds with a fair value of $19,351. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $93,638, a decrease in inventories of $73,605, a decrease in prepaid expenses and other assets of $91,337, an increase in accounts payable of $190,115, a decrease in accounts payable - related parties of $(16,999), a decrease in accrued expenses and other liabilities of $(5,167), an increase in accrued expenses and other liabilities -related parties of $59,413 and a decrease of deferred revenue of $(136,065). As a result, the Company had net cash used in operating activities of $(281,591) for the six months ended June 30, 2024.

Comparatively, for the six months ended June 30, 2023, the Company had net loss of $(824,299). During that period, the Company incurred depreciation and amortization expense of $2,387. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $2,884, an increase in inventories of $(76,833), an increase in prepaid expenses and other assets of $(51,680), a decrease in accounts payable of $(387,333), a decrease in accounts payable - related parties of $(62,949), an increase in accrued expenses and other liabilities of $124,528, an increase in accrued expenses and other liabilities -related parties of $59,310 and an increase of deferred revenue of $228,032. As a result, the Company had net cash used in operating activities of $(985,953) for the six months ended June 30, 2024.

Investing Activities. For the six months ended June 30, 2024, the Company made purchases of property and equipment of $(189,390), cash acquired in the DocSun transaction of $1,445 and acquired intangibles of $(2,652). As a result, the Company had net cash used in investing activities of $(190,597) for the six months ended June 30, 2024.

For the six months ended June 30, 2023, the Company did not pursue any investing activities.

Financing Activities. For the six months ended June 30, 2024, the Company made note and loan payments of $(29,458), had an increase in note and loan balances of $400,000 and had an increase in not and loan balances – related parties of $32,079. As a result, the Company had net cash provided by financing activities of $402,621 for the six months ended June 30, 2024.

For the six months ended June 30, 2023, the Company made note and loan payments of $(177,000), and received proceeds from the issuance of common stock of $751,844. As a result, the Company had net cash provided by financing activities of $574,844.

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

Loans from unrelated parties are as follows:

	06/30/2024	12/31/2023
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	4,510	32,181
(D) Alder note, net of discount	151,401	–
(D) Genisis Glass note, net of discount	151,401	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Josephson note, net of discount	49,800	–
(F) Adams note, net of discount	24,900	–
(F) Thomas note, net of discount	24,900	–
(G) Other	21,000	21,000
Total	1,100,412	525,681
Less current portion	(850,813)	(375,681)
Total long term	$249,599	$150,000

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

(D) In January of 2024, the Company issued two notes for $165,000 each, Alder and Genisis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount. Loan fees of $1,000 plus 4,500 common shares with a fair value of $9,990 were paid to each lender. The amounts recorded are net of unamortized discounts of $19,376 each consisting of the original discount and fair value of shares issued.

(E) EIDL Notes

The principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $150,000 and $350,000 at June 30, 2024 and December 31, 2023, respectively. At June 30,2024, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, Inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the Findit EIDL loan.

(F) The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents pe common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. In June of 2024, three notes were issued for proceeds totaling $100,000. A total of 50,000 warrants with a fair value of $839 were paid in relation to the note proceeds. The amounts recorded are net of unamortized discounts of $820 consisting of the fair value of the warrants.

(G) The other loan does not have stated terms.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	06/30/2024	12/31/2023
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	–	A
Richard Long	39,862	39,862	B
	$995,294	$963,215

(A) Entity controlled by current officer or director

(B) Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $351,603 at June 30, 2024 and $292,190 at December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended June 30, 2024. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024. Our management concluded we have the following material weaknesses . A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal control over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended June 30, 2024, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June of 2024, the Company began offering convertible notes to sophisticated investors pursuant to exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. To date the Company has issued four notes for a total of $130,000, $30,000 of which was issued in July of 2024. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplist to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at $0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on a national securities exchange. The purchasers of the convertible notes represented their intention to acquire these securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate legends were affixed to the instruments issued in such transactions.

Item 3. Defaults Upon Senior Securities

None that are required to be disclosed pursuant to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024 (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
4.1	Form of 2024 16% Convertible Note
4.2	Form of 2024 Warrant
10.1	Form of 2024 16% Convertible Note Purchase Agreement
31	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

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

