Form 10-Q
period 2024-09-30
BIOREGENX, INC.
filed 2024-11-14
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of November 14, 2024 was 956,530,100 shares of its $0.001 par value common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024	As of December 31, 2023
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$70,081	$125,402
Accounts receivable	19,442	104,581
Inventories, net	158,726	217,529
Prepaid expenses and other current assets	122,790	205,152
Total current assets	371,039	652,664
Property and equipment, net	213,116	13,723
Intangible assets, provisional, net	9,671,687	49,363
Goodwill, provisional	7,105,522	–
Other assets	–	150,000
TOTAL ASSETS	$17,361,364	$865,750

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable	$492,713	$241,695
Accounts payable - related parties	178,647	213,516
Accrued expenses	426,725	346,677
Accrued interest - related party	383,906	292,190
Notes payable and loans (including $522,500 and $322,500 in default)	875,475	375,681
Notes payable and loans - related parties	995,294	963,215
Deferred revenue	165,574	354,203
Total current liabilities	3,518,334	2,787,177
Notes payable and loans, net of current	282,260	150,000
TOTAL LIABILITIES	3,800,594	2,937,177

Stockholders’ Equity/(Deficit):
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 956,530,100 issued and outstanding as of September 30, 2024 and 770,833,296 as of December 31, 2023	956,530	770,833
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800	4	4
Additional paid-in capital	29,777,603	9,676,656
Accumulated deficit	(17,171,424)	(12,517,978)
Accumulated other comprehensive loss	(1,943)	(942)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	13,560,770	(2,071,427)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$17,361,364	$865,750

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:		(As Restated)		(As Restated)
Gross sales	$596,510	$800,149	$2,138,993	$2,786,588
Returns	(473)	(5,605)	(259,376)	(53,181)
Net sales	596,037	794,544	1,879,617	2,733,407
Cost of sales	114,389	223,343	543,933	800,004
Gross profit	481,648	571,201	1,335,684	1,933,403
Operating expenses:
Distributors incentives	10,587	76,152	177,833	395,752
Selling, general and administrative	236,279	2,963,602	3,982,443	4,734,930
Amortization expense	562,089	–	1,621,948	–
Total operating expenses	808,955	3,039,754	5,782,224	5,130,682
Loss from operations	(327,307)	(2,468,553)	(4,446,540)	(3,197,279)

Other income (expense):
Interest expense and financing costs	(67,553)	(50,482)	(206,906)	(146,055)
Total other expenses	(67,553)	(50,482)	(206,906)	(146,055)
Net loss	$(394,860)	$(2,519,035)	$(4,653,446)	$(3,343,334)

Weighted average common shares outstanding - basic and diluted	956,530,100	621,921,192	928,777,082	620,755,525
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Comprehensive Loss:
Net Loss	$(394,860)	$(2,519,035)	$(4,653,446)	$(3,343,334)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,561)	–	(1,001)	19,732
Other comprehensive loss	$(397,421)	$(2,519,035)	$(4,654,447)	$(3,323,602)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/DEFICIT

(unaudited)

For the nine months ended September 30, 2023, as restated	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2022	759,713,808	$759,714	3,800	$4	$5,649,972	$(8,917,896)	$(19,732)	$(2,527,938)
Issuance of common shares and warrants in private placement	9,826,192	9,826	–	–	805,227	–	–	815,053
Issuance of warrants for services	–	–	–	–	2,238,482	–	–	2,238,482
Net loss	–	–	–	–	–	(3,343,334)	–	(3,343,334)
Other comprehensive income	–	–	–	–	–	–	19,732	19,732
Balance, September 30, 2023, as restated	769,540,000	$769,540	3,800	$4	$8,693,681	$(12,261,230)	$–	$(2,798,005)

For the nine months ended September 30, 2024	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)
Issuance of common shares for services	4,040,000	4,040	–	–	753,363	–	–	757,403
Fair value of options issued to officers and directors for services	–	–	–	–	1,491,833	–	–	1,491,833
Fair value of common shares and warrants issued for refunds	160,000	160	–	–	41,391	–	–	41,551
Issuance of common shares and warrants as loan incentive	144,000	144	–	–	21,119	–	–	21,263
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	10,579,200	–	–	10,656,000
Shares issued (retained) by Findit Inc's shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–	–	(4,653,446)	–	(4,653,446)
Other comprehensive income	–	–	–	–	–	–	(1,001)	(1,001)
Balance, September 30, 2024	956,530,100	$956,530	3,800	$4	$29,777,603	$(17,171,424)	$(1,943)	$13,560,770

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/DEFICIT

(unaudited)

(CONTINUED)

For the three months ended September 30, 2023, as restated	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, June 30, 2023	769,268,000	$769,268	3,800	$4	$6,392,261	$(9,742,195)	$–	(2,580,662)
Issuance of common shares and warrants in private placement	272,000	272	–	–	62,938	–	–	63,210
Issuance of warrants for services	–	–	–	–	2,238,482	–	–	2,238,482
Net loss	–	–	–	–	–	(2,519,035)	–	(2,519,035)
Other comprehensive income	–	–	–	–	–	–	–	–
Balance, September 30, 2023, as restated	769,540,000	$769,540	3,800	$4	$8,693,681	$(12,261,230)	$–	$(2,798,005)

For the three months ended September 30, 2024	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, June 30, 2024	956,530,100	$956,530	3,800	$4	$30,040,648	$(16,776,564)	$618	$14,221,236
Issuance of common shares for services	–	–	–	–	67,834	–	–	67,834
Fair value of options issued to officers and directors for services - forfeitures, net	–	–	–	–	(331,303)	–	–	(331,303)
Issuance of common shares and warrants as loan incentive	–	–	–	–	424	–	–	424
Net loss	–	–	–	–	–	(394,860)	–	(394,860)
Other comprehensive income	–	–	–	–	–	–	(2,561)	(2,561)
Balance, September 30, 2024	956,530,100	$956,530	3,800	$4	$29,777,603	$(17,171,424)	$(1,943)	$13,560,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
		(As Restated)
OPERATING ACTIVITIES:
Net loss	$(4,653,446)	$(3,343,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,644,726	3,580
Amortization of debt discounts	33,410	–
Fair value of options issued to officers and directors for services	1,491,833	–
Fair value of common shares issued for services	757,403	2,238,482
Interest capitalized to debt balance	2,923	–
Fair value of warrants issued for refunds	19,351	–
Change in operating assets and liabilities (net of amounts acquired):
Accounts receivable	85,139	1,442
Inventories	58,803	2,412
Prepaid expenses and other assets	82,362	(123,254)
Accounts payable	251,018	(358,815)
Accounts payable - related parties	(34,869)	(69,871)
Accrued expenses	23,273	144,116
Accrued interest - related parties	91,716	53,049
Deferred Revenue	(166,429)	182,776
Net cash used in operating activities	(312,787)	(1,269,417)

INVESTING ACTIVITIES:
Purchases of property and equipment	(189,390)	–
Purchases of Intangibles	(2,652)	–
Cash acquired in DocSun transaction	1,445	–
Net cash used in investing activities	(190,597)	–

FINANCING ACTIVITIES:
Note and loan payments	(39,770)	(195,312)
Increase in note and loan balances	456,754	71,211
Increase in note and loan balances - related parties	32,079	–
Proceeds from the issuance of common stock	–	815,053
Net cash provided by financing activities	449,063	690,952
NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	(1,000)	19,732
NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,321)	(558,733)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	125,402	616,696
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$70,081	$57,963

CASH PAID FOR:
Interest	70,430	67,397
Income taxes	–	–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings, Inc.	10,656,000	–
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	7,318,594	–
Fair value of common stock and warrants issued for refunds offset to deferred revenue	22,200	–
Fair value of common stock and warrants issued for loan fees offset to loan discounts	21,263	–
Reclass of deposits to intangibles	150,000	–
Debt discount upon issuance of notes payable	30,000	–

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (AS RESTATED)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The Company, BioRegenx, Inc., develops and manufactures medical test equipment and high quality, science-based nutritional products. The Company distributes wellness devices. The products are sold nationally through a direct selling channel, to health professionals and research organizations.

On April 6, 2021 the Company’s consolidated group was formed by the contribution of 100% of the equity interests of three companies, Microvascular Health Services, LLC, My Body Rx, LLC and NuLife Sciences, Inc. in exchange for newly issued common and preferred stock representing all the issued and outstanding shares of BioRegenx. The combination is expected to produce synergies between companies with the production activities and the distribution network of the marketing company.

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Form 8-KA filed with the Securities and Exchange Commission, or the Securities and Exchange Commission (“SEC”), on October 9, 2024. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the nine months ended September 30, 2024, the Company incurred a net loss of $4,653,446, used cash in operations of $312,787 and had a working capital deficit of $3,147,295 as of that date. At September 30, 2024, the Company had cash on hand in the amount of $70,081. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Translation of Foreign Currencies

The Company’s foreign sales activities are conducted primarily in US Dollars with only foreign currency translations related ot accounts payable balances recorded in these financial statements. The Company purchases are conducted in the currency negotiated by the Company and the vendors. When a foreign currency transaction is required, the Company will record the transaction in its financial statements at the current exchange rate. Upon satisfaction of the obligation denominated in foreign currency the then current exchange rate is used, any difference in the amount originally recorded the amount to satisfy the obligation is recorded to foreign currency gain or loss. A foreign currency obligation that remains outstanding at the end of a reporting period, the amount outstanding is valued at the exchange rate on the reporting date and an entry is made to other comprehensive income for the resulting translation adjustment.

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

Accounts Receivable

Payments from the customers are typically made at the time of the order before satisfaction of the performance obligation. The Company in rare instances grants 30-day terms to select long term customers. In such instances the revenue recognition occurs when the performance obligation is satisfied. Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for doubtful accounts for estimated losses inherent in its accounts receivable as determined by management. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of the receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024, and December 31, 2023, management determined a reserve for uncollectible accounts was not required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management determined there were no indicators of impairment of its property and equipment during the quarter ended September 30, 2024, and the year December 31, 2023.

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

Gross revenue received consisted of the following product sources:

	For the three months ended
	09/30/2024	9/30/2023
Medical testing	$82,192	$127,268
Wellness devices	16,252	109,828
Nutritional	496,056	556,974
Other sales	2,010	6,079
Total Gross Sales	$596,510	$800,149

	For the nine months ended
	09/30/2024	9/30/2023
Medical testing	$581,156	$446,953
Wellness devices	182,600	629,640
Nutritional	1,365,291	1,688,069
Other sales	9,946	21,926
Total Gross Sales	$2,138,993	$2,786,588

Gross revenue received consisted of the following customer types:

	For the three months ended
	9/30/2024	9/30/2023
Medical and Academic	$250,077	$310,716
Customers and Direct Sales	263,506	363,542
Reseller	82,927	125,891
Total Gross Sales	$596,510	$800,149

	For the nine months ended
	9/30/2024	9/30/2023
Medical and Academic	$1,023,588	$915,388
Customers and Direct Sales	969,532	1,650,889
Reseller	145,873	220,311
Total Gross Sales	$2,138,993	$2,786,588

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied. In 2022 the company shipped packages of its new wellness product that omitted certain components. An allocation to the portion of the orders that were not fulfilled with functional units was made and deferred revenues of $65,166 were recorded. In 2023, the remaining components shipped resulting in the recognition of $65,166 of revenue. The Company also made advanced shipments of certain components of its medical test machines. These components were not functional relative to the testing machine’s purpose and no revenue was recorded for these shipments. As of December 31, 2023, the Company recorded deferred revenue of $354,203, which was net of $193,811 related to the fair value of equity instruments issued for refunds. For nine months ended September 30, 2024, the functional components and all other items in certain of the testing machine packages were shipped resulting in the recognition of revenue of $330,645, which was offset by $236,684 relating to fair value of equity instruments issued for refunds. As of September 30, 2024, the Company had deferred revenue of $165,574, which primarily consisted of funds received from customers in advance of shipment.

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

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising costs incurred during the three months ended September 30, 2024 and 2023 were $18,299 and $42,979, respectively. However, advertising costs incurred during the nine months ended September 30, 2024 and 2023 were $46,378 and $92,086 respectively.

Research and Development

Research and development costs are expensed as incurred per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730. Research and development costs incurred during the three-month ended September 30, 2024 and 2023 were $-0- and $80,781, respectively. Research and development costs incurred during the nine months ended September 30, 2024 and 2023 were $14,543 and $175,072, respectively.

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

For the nine months ended September 30, 2024 and 2023, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the nine months ended September 30, 2024 if their effect had been dilutive include 35,772,344 outstanding options and warrants to purchase our common stock and 3,872,000 of unvested shares of common stock.

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

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

Finished Goods:	09/30/2024	12/31/2023
Medical testing	$29,789	$108,799
Wellness devices	80,386	12,905
Nutritional	48,551	95,825
Total Finished Goods	$158,726	$217,529

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing components are salable separately in the form received. Nutritional inventories are purchased in finished form with labels purchased separately in an amount to support the production run.

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	09/30/2024	12/31/2023
Prepaid commissions	$5,162	$62,467
Inventory deposits	44,309	–
Other current assets	73,319	142,685
Total	$122,790	$205,152

NOTE 4—ACQUISITION OF DOCSUN TECHNOLOGY

On January 8th 2024, the Company acquired 100% of the outstanding stock of DocSun Biomedical Holdings, Inc. (DocSun) In exchange for 76,800,000 shares of Company stock valued at $10,656,000 and the application of $150,000 deposit that was paid in 2023. The total acquisition cost, including legal costs, amounted to $10,820,713.

The Company accounted for the transaction as an asset acquisition under Accounting Standards Codification (“ASC”) 805. The assets acquired consist of medical diagnostic technology with an estimated provisional fair value of $10,773,000 that complements and expands the Company’s product line (See Note 6) and other assets with a value of $33,000.

NOTE 5—MERGER TRANSACTION WITH FINDIT

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

$ Amount
Consideration
BioRegenx common stock 104,552,804 shares	$7,318,595

Recognized amounts of identifiable assets acquired and liabilities assumed
Intangibles - search engine, domain, website, source code, provisional	$468,553
Accrued expenses	(3,037)
Accrued Interest	(27,074)
Loan Payable	(225,369)
213,073
Goodwill, provisional	7,105,522

Total	$7,318,595

Acquisition related costs	$80,221

The proforma results of operations of Findit for the three and nine month periods ended September 30, 2023 were not material.

NOTE 6—INTANGIBLES

Identifiable Intangible assets consisted of the following:

	09/30/2024	12/31/2023
DocSun intangibles, provisional	$10,773,220	$–
Application in progress	51,863	49,363
Findit intangibles, provisional	468,553	–
Total	11,293,636	49,363
Less accumulated amortization	(1,621,949)	–
Net intangible assets	$9,671,687	$49,363

The Company acquired non-contact medical diagnostic technology in its acquisition of DocSun Biomedical Holdings, inc. on January 8, 2024. The Company also acquired identifiable intangible assets in the reverse merger with Findit, Inc. on March 8th 2024, related to its search engine, website functions and active accounts. (See Note 5) The Company had capitalized intangible cost at December 31, 2023 that related to the purchase of a licensed technology. The licensed product was not yet placed in service as on September 30, 2024 and amortization has not been recorded. Amortization of intangible assets was $562,089 and -0- for the three months ended September 30, 2024 and 2023, respectively. Amortization of intangible assets was $1,621,949 and $-0- for the nine months ended September 30, 2024 and 2023, respectively.

The technology acquired from DocSun and Findit is being amortized based on its expected useful life of 5 years.

The Company performs its indefinite-lived intangible asset impairment test on an annual basis.

The amortization amount for the next 5 years and thereafter is as follows:

	2024	2025	2026	2027	2028	Thereafter
DocSun intangibles	538,661	2,154,644	2,154,644	2,154,644	2,154,644	46,684
Findit intangibles	23,490	93,711	93,711	93,711	93,711	17,569
Application in progress	51,863	–	–	–	–	–
Total	614,014	2,248,355	2,248,355	2,248,355	2,248,355	64,253

NOTE 7—PROPERTY AND EQUIPMENT

The property and equipment are comprised solely of computer servers, related equipment and other computer equipment. Estimated useful lives for computer servers and related equipment is 5 years and other computers are assigned a 4 year useful life. The property and equipment is presented net of accumulated depreciation $50,872 and $28,094 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation of property and equipment was $12,377 and $1,193 for the three months ended September 30, 2024 and 2023, respectively. Depreciation of property and equipment was $22,778 and $3,580 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases two office spaces, its headquarters in Chattanooga Tennessee and a satellite office in Alpine Utah, both are short term leases. The headquarters is leased from a related party on a month-to-month basis for $1,725 per month (See Note 12). The satellite office lease ended September 30, 2024 and was leased from an unrelated party under a twelve-month extension to the original lease at $825 to $2,445 per month. In addition, the Company also rents storage space on a month-to-month basis in various locations total monthly cost was less than $1,000 per month.

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

NOTE 9—STOCK AWARDS PLAN

During the period ended September 30, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date of the offer, and the remaining 25% on 2nd year anniversary from the offer date. During the period ended September 30, 2024, 4,040,000 of the shares with a fair value of $757,403 vested or accrued and are included in Selling, General and administrative expenses. As of September 30, 2024, there were 3,872,000 unvested shares with a fair value of $537,240 that will vest over the remainder of the 2 years period.

During the period ended September 30, 2024, the Company granted options to acquire 23,573,328 shares of its common stock at $.13 per share with a fair value of $2,851,047 to two directors, one of whom was an officer. At grant date 853,328 of the options with a fair value of $1,486,995 vested immediately, and 22,720,000 of the options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. Both directors resigned in July. During the period ended September 30, 2024, options with a fair value, net of forfeitures, of $1,491,833 and are included in Selling, General and administrative expenses. As of September 30, 2024, there were no outstanding unvested options under the plan outstanding.

For stock options granted, the Company estimated the fair value of each stock option at grant dates using the Black-Scholes option-pricing model with the following assumptions:

	09/30/2024	2023
Risk-free interest rate	4.01%	4.50%
Expected dividend yield	0.00%	0.00%
Expected volatility	130%	125%
Expected life	4 yr	2 yr

A summary of the stock options and warrants outstanding as of September 30, 2024 and December 31, 2023 follows:

	Number of Shares	Weighted -Average Exercise Price
Outstanding as of December 31, 2023	23,334,016	$0.22
Granted	23,798,328	0.13
Forfeited	(11,360,000)	0.13
Outstanding as of September 30, 2024	35,772,344	$0.19
Exercisable at September 30, 2024	29,554,328	$0.19

Options and Warrants Outstanding and Exercisable at September 30, 2024

Range of Exercise Price	# of Warrants outstanding	Weighted Average Exercise Price
$ 0.13 to 0.37	29,554,328	$0.19

The outstanding and exercisable warrants had no intrinsic as on September 30, 2024.

NOTE 10—ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2023, the Company issued 9,826,192 shares of common stock at prices ranging from $0.156 per share to $0.188 per share, resulting in gross proceeds to the Company of $815,053.

Issuance of common stock and warrants for refunds

In November 2023, the Company offered to certain customers whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. There were 2,080,000 shares with a fair value of $390,000 and 480,000 options with a fair value of $67,180 issued in 2023 under the offer. In January of 2024, there were 160,000 shares with a fair value of $22,200 and 160,000 options with a fair value of $19,351 issued under the offer. The offer was closed in January 2024. For accounting purposes, the Company recorded fair value of the shares and options issued during the period ended September 30, 2024 in the aggregate amount of $41,551, and increased returns for $22,200 and returns reserves by $19,351 for the period ended September 30, 2024.

NOTE 11—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties.

Loans from unrelated parties are as follows:

	09/30/2024	12/31/2023
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	18,728	32,181
(D) Alder note, net of discount	156,624	–
(D) Genisis Glass note, net of discount	156,624	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Josephson note, net of discount	50,967	–
(F) Adams note, net of discount	25,483	–
(F) Thomas note, net of discount	25,483	–
(F) Powers note, net of discount	30,326	–
(G) Other	21,000	21,000
Total	1,157,735	525,681
Less current portion	(875,475)	(375,681)
Total long term	$282,260	$150,000

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

(C) Insurance note is from a finance company that provided short term financing of insurance premiums. The note bears and interest rate of 15.97% and require ten installments. The balance will mature at April 30th, 2025.

(D) In January of 2024, the Company issued two notes for $165,000 each, Alder and Genisis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount. Loan fees of $1,000 plus 4,500 common shares with a fair value of $9,990 were paid to each lender. The amounts recorded are net of unamortized discounts of $8,376 each consisting of the original discount and fair value of shares issued.

(E) EIDL Notes

The principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $550,000 and $350,000 at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the Findit EIDL loan.

Debt Payoff Schedule

The Company has outstanding long-term debt obligations that will be paid off over the next five years. The following table summarizes the principal payments due in each fiscal year:

Debt Payoff Schedule

The Company has outstanding long-term debt obligations that will be paid off over the next five years. The following table summarizes the principal payments due in each fiscal year:

Long-Term Debt Payoff Schedule	Balance at	Principal Payments					2029 and
	9/30/2024	2024	2025	2026	2027	2028	thereafter
EIDL loan September 2020	$150,000	$2,193	$8,772	$8,772	$1,904	$3,274	$144,822
EIDL loan August 2021, in Default	200,000	200,000	–	–	–	–	–
EIDL loan September 2022, in Default	200,000	200,000	–	–	–	–	–
	$550,000	$402,193	$8,772	$8,772	$1,904	$3,274	$144,822

(F) The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. As of September 30, 2024, four notes were issued for proceeds totaling $130,000. A total of 65,000 warrants with a fair value of $1,284 were paid in relation to the note proceeds. The amounts recorded are net of unamortized discounts of $1,101 consisting of the fair value of the warrants granted. A total of $3,361 interest is included in the loan balances.

(G) The other loan does not have stated terms.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	09/30/2024	12/31/2023
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	–	A
Richard Long	39,862	39,862	B
	$995,294	$963,215

(A)	Entity controlled by current officer or director

(B)	Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $383,906 at September 30, 2024 and $292,190 at December 31, 2023.

NOTE 12 – RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, a significant shareholder and spouse of a director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the three months ended September 30, 2024 and 2023 were $5,175 and $5,175, respectively. Rent paid during the nine months ended September 30, 2024 and 2023 were $15,525 and $15,525, respectively.

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

Royalties paid during the three months periods ended September 30, 2024 and 2023 were $3,405 and $3,162, respectively. Royalties paid during the nine months periods ended September 30, 2024 and 2023 were $8,941 and $10,487, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and Glycocheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the nine months ended September 30, 2024 and 2023.

Legal Counsel

The Company’s legal counselors included a member of the board of directors. The board member provided legal services for SEC reporting and general legal matters. Legal fees paid during nine month periods ended September 30, 2024 and 2023 were $5,000 and $53,189, respectively.

Accounts Payable – Related Parties

The Company reimburses certain officers for company expenses paid through individual accounts, such as credit cards and other credit accounts, the amounts are as follows:

Related Party Payables	09/30/2024	12/31/2023
Due to officers	$169,540	$204,612
Due to former officer	9,107	8,904
Total	$178,647	$213,516

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises were $166,402 at September 30, 2024 and $204,612 at December 31, 2023.

Equity Instruments Issued for Service

See (Note 9) for discussion of options issued to officers and directors

NOTE 13 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the three and nine months ended September 30, 2023 have been restated. Subsequent to the original issuance of these financial statements, our management determined the following:

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

The effects on the previously issued financial statements are as follows:

For three and nine months periods ending September 30, 2023, Management of the Company determined that the following:

[1] The Company determined it was necessary to reverse previously recorded amounts associated with the note receivable related to commissions. A reserve set up to reduce the carrying value of the note was reversed in the amount of $27,524, of which $26,507 is reported in the three months period ended September 30, 2023. The amount was recorded as a reduction to asset and the associated expense was recorded to the income statement of operations.

[2] The Company wrote off capitalized patent costs, net to legal fees in the amount of $51,441. The amount was recorded as a reduction to asset and the associated expense was recorded to the income statement of operations.

[3] The Company granted warrants to an employee based on calculation of the warrant value based on the Black Scholes method. The Company became aware the assumptions used in the calculation were erroneous and recalculated the expense to be $2,238,482. The Company had recorded paid in capital related to the equity compensation as an increase to paid in capital, and the associated expense was recorded to the income statement of operations.

[4] It was necessary to provide an additional reserve for advances made to acquire inventory that would not be recoverable within a reasonable period of time and adjusted the advances in the amount of $64,557. The amount was recorded as a reduction to asset and the associated expense was recorded to the income statement of operations.

The following tables presents the effect of the restatements of the Company's previously issued income statement:

	For the Three Months ended September 30, 2023
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes

Sales	$794,544	–	5,605	–
Gross sales	–	–	–	$800,149
Returns	–	–	(5,605)	(5,605)
Net sales	794,544	–	–	794,544
Selling, general and administrative expenses	700,186	2,238,482	–	–	[3]
	–	(26,507)	–	–	[1]
	–	51,441	–	2,963,602	[2]

Net Loss	$(255,619)	$(2,263,416)	$–	$(2,519,035)	[1] - [3]

	For the Nine Months ended September 30, 2023
	As Previously Reported	Adjustments	Reclassifications	As Restated	Notes

Sales	$2,733,407	–	53,181	–
Gross sales	–	–	–	$2,786,588
Returns	–	–	(53,181)	(53,181)
Net sales	2,733,407	–	–	2,733,407
Selling, general and administrative expenses	2,407,975	2,238,482	–	–	[3]
	–	(27,525)	–	–	[1]
	–	51,441	–	–	[3]
	–	64,557	–	4,734,930	[4]

Net Loss	$(1,016,379)	$(2,326,955)	$–	$(3,343,334)	[1] - [4]

The following table presents the effect of the restatements of the Company's previously issued statement of shareholder deficit:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit	Notes

Balance, September 30, 2023, as previously reported, converted for reverse merger.	769,540,000	$769,540	$6,455,199	$(9,202,719)	$(1,977,976)
Prior period revisions	–	–	–	(731,556)	$(731,556)
Restatements	–	–	2,238,482	(2,326,955)	$(88,473)	[1] - [4]
Reclassifications	–	–	–	–	$–
Balance, September 30, 2023, restated	769,540,000	$769,540	$8,693,681	$(12,261,230)	$(2,798,005)

The following table presents the effect of the restatements of the Company's previously issued statement of cash flows:

	For the Nine Months ended September 30, 2023
	As Previously Reported	Adjustments	As Adjusted	Reclassifications	As Restated	Notes

Net Loss	$(1,016,379)	$(2,326,955)	(3,343,334)	–	$(3,343,334)
Net cash used in operating activities	$(1,178,077)	(2,326,955)	–	–	–
	–	2,238,482	–	–	–	[3]
	–	(27,524)	–	–	–	[1]
	–	64,557	(1,229,517)	(39,900)	(1,269,417)	[4]
Investment activities	(51,441)	51,441	–	–	–	[2]
Financing activities	670,785	–	670,785	20,167	690,952

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

On April 6, 2021, the Company’s consolidated group was formed by the contribution of 100% of the equity interests of three companies, Microvascular Health Services, LLC, My Body Rx, LLC and NuLife Sciences, Inc. in exchange for newly issued common and preferred stock representing all the issued and outstanding shares of the Company. The combination is expected to produce synergies between companies with the production activities and the distribution network of the marketing company.

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

The tables presented below compare our results of operations for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023, in both dollars and percentages.

	For the Three Months Ended
	September 30, 2024	September 30, 2023	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$596,510	$800,149	$(203,639)	-25%
Returns	(473)	(5,605)	5,132	92%
Net sales	596,037	794,544	(198,507)	-25%
Cost of sales	114,389	223,343	108,954	49%
Gross profit	481,648	571,201	(89,553)	-16%
Operating expenses:
Distributors incentives	10,587	76,152	65,565	86%
Selling, general and administrative	236,279	2,963,602	2,727,323	92%
Amortization expense	562,089	–	(562,089)	n/a
Total operating expenses	808,955	3,039,754	2,230,799	73%
Loss from operations	(327,307)	(2,468,553)	(2,141,246)	87%
Interest expense and financing costs	(67,553)	(50,482)	(17,071)	-34%
Total other expenses	(67,553)	(50,482)	(17,071)	-34%
Net Loss	$(394,860)	$(2,519,035)	$2,124,175	84%

For the three months ended September 30, 2024, the Company had gross sales of $596,510 and returns of $(473) resulting in net sales of $596,037. Comparatively, for the three months ended September 30, 2023, the Company had gross sales of $800,149 and returns of $(5,605) resulting in net sales of $794,544. Net sales decreased by 25% and returns increased by 92% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The resulting decrease in net sales related to the product issues experienced with the medical testing machine.

Cost of sales were $114,389 resulting in gross profit of $481,648 for the three months ended September 30, 2024. Cost of sales were $223,343 resulting in gross profit of $571,201 for the three months ended September 30, 2023. Cost of goods sold decreased by 49% and gross profit decreased by 16% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine.

For the three months ended September 30, 2024, the Company paid out distributors’ incentives of $10,587, recorded $562,089 in amortization expense and other selling, general and administrative expenses of $236,279 resulting in total operating expenses of $808,955. These selling, general and administrative expenses consisted primarily of employee expenses of $126,240 and $(249,753) in recapture of compensation expense related to forfeitures of unvested warrants and other operating expenses of $359,792. Other operating expenses consisted of advertising and marketing of $18,298, depreciation expense of $12,377, software costs of $12,172, bank and payment charges of $22,686, contract labor of $33,343, legal and accounting of $168,435, professional services of $159,232 and $(107,479) in recapture of professional services expense related to forfeitures of unvested warrants, insurance of $12,757, taxes and licenses of $1,081, rent & lease of $8,854 and miscellaneous expenses of $18,035. Additionally, the Company had interest expense and financial costs of $67,553 resulting in net loss of $(394,860) for the three months ended September 30, 2024.

Comparatively, for the three months ended September 30, 2023, the Company paid out distributors’ incentives of $76,152 and had selling general and administrative expenses of $2,963,602 resulting in total operating expenses of $3,039,754. These selling, general and administrative expenses consisted primarily of employee expenses of $326,732 and other operating expenses of $2,636,870. Other operating expenses consisted of advertising and marketing of $28,484, depreciation expense of $1,193, software costs of $47,750, bank and payment charges of $29,798, contract labor of $2,257,806 which includes $2,238,482 of fair value of warrants grants, legal and accounting of $97,828 professional services of $89,631, insurance of $11,344, taxes and licenses of $378, rent & lease of $13,209, travel of $5,269 and miscellaneous expenses of $54,178. Additionally, interest expense and financial costs of $50,482 resulting in net loss of $(2,519,035) for the three months ended September 30, 2023.

Distributor incentives decreased by 86% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as a result of the reduction in sales between the periods and recapture of commissions. Selling, general and administrative expenses, excluding amortization expense, decreased by 92% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, relating primarily to the decrease in equity compensation recorded during the three months ended September 30, 2024.

The Company had a loss from operations of $(327,307) and $(2,468,553) for the three months ended September 30, 2024 and September 30, 2023, respectively. For those same periods, the Company had interest expense and interest expense and financing costs of $(67,553) and $(50,482). As a result, the Company had a net loss of $(394,860) and $(2,519,035) for the three months ended September 30, 2024 and September 30, 2023, respectively. Net loss decreased by 84% and interest expense increased by 34% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The resulting increases related to decreases in net sales related to the product issues experienced with the medical testing machine, equity compensation, and increases in legal, accounting, professional and miscellaneous expenses. Interest expense increased due to higher debt balances during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$2,138,993	$2,786,588	$(647,595)	-23%
Returns	(259,376)	(53,181)	(206,195)	-388%
Net sales	1,879,617	2,733,407	(853,790)	-31%
Cost of sales	543,933	800,004	256,071	32%
Gross profit	1,335,684	1,933,403	(597,719)	-31%
Operating expenses:
Distributors incentives	177,833	395,752	217,919	55%
Selling, general and administrative	3,982,443	4,734,930	752,487	-16%
Amortization expense	1,621,948	–	(1,621,948)	n/a
Total operating expenses	5,782,224	5,130,682	(651,542)	-13%
Loss from operations	(4,446,540)	(3,197,279)	1,249,261	-39%
Interest expense and financing costs	(206,906)	(146,055)	(60,849)	-42%
Total other expenses	(206,906)	(146,055)	(60,849)	-42%
Net Loss	$(4,653,446)	$(3,343,334)	$(1,310,112)	-39%

For the nine months ended September 30, 2024, the Company had gross sales of $2,138,993 and returns of $(259,376) resulting in net sales of $1,879,617. Comparatively, for the nine months ended September 30, 2023, the Company had gross sales of $2,786,588 and returns of $(53,181) resulting in net sales of $2,733,407. Net sales decreased by 31% and returns increased by 388% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The resulting decrease in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company.

Cost of sales were $543,933 resulting in gross profit of $1,335,684 for the nine months ended September 30, 2024. Cost of sales were $800,004 resulting in gross profit of $1,933,403 for the nine months ended September 30, 2023. Cost of goods sold decreased by 32% and gross profit decreased by 31% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine.

For the nine months ended September 30, 2024, the Company paid out distributors’ incentives of $177,833, recorded $1,621,948 in amortization expense and other selling, general and administrative expenses of $3,982,443 resulting in total operating expenses of $5,782,224. The other selling, general and administrative expenses consisted primarily of employee expenses of $1,605,534, which includes net fair value of option compensation of $1,070,948, and other operating expenses of $2,376,909. Operating expenses consisted of advertising and marketing of $46,378, depreciation expense of $22,778, software costs of $47,981, bank and payment charges of $59,758, contract labor of $139,949, legal and accounting of $441,438, professional services of $1,447,490, which includes net fair value of option compensation of $420,888, insurance of $53,273, taxes and licenses of $13,848, postage of $8,627, rent & lease of $29,074, travel of $4,733 and miscellaneous expenses of $61,582. Additionally, the Company had interest expense and financial costs of $206,906 resulting in net loss of $(4,653,446) for the nine months ended September 30, 2024.

Comparatively, for the nine months ended September 30, 2023, the Company paid out distributors’ incentives of $395,752 and had selling general and administrative expenses of $4,734,930 resulting in total operating expenses of $5,130,682. These selling, general and administrative expenses consisted primarily of employee expenses of $1,002,363 and other operating expenses of $3,732,567. Other operating expenses consisted of advertising and marketing of $120,570, depreciation of $3,580, software costs of $222,822, bank and payment charges of $88,266, contract labor of $2,292,892 including $2,238,482 of fair value of warrants grants, legal and accounting of $290,107, professional services of $191,963, insurance of $18,912, taxes and licenses of $28,882, postage of $3,107, rent & lease of $35,829, travel of $55,780 and miscellaneous expenses of $379,858. Additionally, the Company had interest expense and financial costs of $146,057 resulting in net loss of $(3,343,334) for the nine months ended September 30, 2023.

Distributor incentives decreased by 55% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as a result of the reduction in sales between the periods. Selling, general and administrative expenses, excluding amortization decreased by 18% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, relating to decreased equity compensation granted and increased legal, accounting, professional and miscellaneous cost during the nine months ended September 30, 2024.

The Company had a loss from operations of $(4,446,540) and $(3,197,279) for the nine months ended September 30, 2024 and September 30, 2023, respectively. For those same periods, the Company had interest income and interest expense and financing costs of $(206,906) and $(146,055). As a result, the Company had a net loss of $(4,653,446) and $(3,343,334) for the nine months ended September 30, 2024 and September 30, 2023, respectively. Net loss increased by 39% and interest expense increased by 42% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The resulting increases related to decreases in net sales and increase in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company, equity compensation, and increases in legal, accounting, professional and miscellaneous expenses. Interest expense increased due to higher debt balances during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Operating Activities. For the nine months ended September 30, 2024, the Company had net loss of $(4,653,446). During that period, the Company incurred depreciation and amortization expense of $1,644,726, amortization of debt discount of $33,410, issued options to officers and directors with a fair value of $1,491,833, issued common shares for services with a fair value of $757,403, interest capitalized to debt balances of $2,923 and issued warrants for refunds with a fair value of $19,351. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $85,139, a decrease in inventories of $58,803, a decrease in prepaid expenses and other assets of $82,362, an increase in accounts payable of $251,018, a decrease in accounts payable - related parties of $(34,869), an increase in accrued expenses of $23,273, an increase in accrued expenses -related parties of $91,716 and a decrease of deferred revenue of $(166,429). As a result, the Company had net cash used in operating activities of $(312,787) for the nine months ended September 30, 2024.

Comparatively, for the nine months ended September 30, 2023, the Company had net loss of $(3,343,334). During that period, the Company incurred depreciation and amortization expense of $3,580 and issued warrants for services with a fair value of $2,238,482. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $1,442, an decrease in inventories of $2,412, an increase in prepaid expenses and other assets of $(123,254), a decrease in accounts payable of $(358,815), a decrease in accounts payable - related parties of $(69,871), an increase in accrued expenses of $144,116, an increase in accrued expenses -related parties of $53,049 and an increase of deferred revenue of $182,776. As a result, the Company had net cash used in operating activities of $(1,269,417) for the nine months ended September 30, 2024.

Investing Activities. For the nine months ended September 30, 2024, the Company made purchases of property and equipment of $(189,390), acquired intangibles of $(2,652) and acquired cash in the DocSun transaction of $1,445. As a result, the Company had net cash used in investing activities of $(190,597) for the nine months ended September 30, 2024.

For the nine months ended September 30, 2023, the Company did not pursue any investing activities.

Financing Activities. For the nine months ended September 30, 2024, the Company made note and loan payments of $(39,770), had an increase in note and loan balances of $456,754 and had an increase in note and loan balances – related parties of $32,079. As a result, the Company had net cash provided by financing activities of $449,063 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2023, the Company made note and loan payments of $(195,312), and received proceeds from the issuance of common stock of $815,053. As a result, the Company had net cash provided by financing activities of $690,952.

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

Loans from unrelated parties are as follows:

	09/30/2024	12/31/2023
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	18,728	32,181
(D) Alder note, net of discount	156,624	–
(D) Genisis Glass note, net of discount	156,624	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Josephson note, net of discount	50,967	–
(F) Adams note, net of discount	25,483	–
(F) Thomas note, net of discount	25,483	–
(F) Powers note, net of discount	30,326	–
(G) Other	21,000	21,000
Total	1,157,735	525,681
Less current portion	(875,475)	(375,681)
Total long term	$282,260	$150,000

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

(C) Insurance note is from a finance company that provided short term financing of insurance premiums. The note bears and interest rate of 15.97% and require ten installments. The balance will mature at April 30th, 2025.

(D) In January of 2024, the Company issued two notes for $165,000 each, Alder and Genisis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount. Loan fees of $1,000 plus 4,500 common shares with a fair value of $9,990 were paid to each lender. The amounts recorded are net of unamortized discounts of $8,376 each consisting of the original discount and fair value of shares issued.

(E) EIDL Notes

The principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $150,000 and $350,000 at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the Findit EIDL loan.

(F) The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. As of September 30, 2024, four notes were issued for proceeds totaling $130,000. A total of 65,000 warrants with a fair value of $1,284 were paid in relation to the note proceeds. The amounts recorded are net of unamortized discounts of $1,101 consisting of the fair value of the warrants granted. A total of $3,361 interest is included in the loan balances.

(G) The other loan does not have stated terms.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	09/30/2024	12/31/2023
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	–	A
Richard Long	39,862	39,862	B
	$995,294	$963,215

(A) Entity controlled by current officer or director

(B) Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $383,906 at September 30, 2024 and $292,190 at December 31, 2023.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended September 30, 2024. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2024. Our management concluded we have the following material weaknesses . A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended September 30, 2024, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

None.

Item 3. Defaults Upon Senior Securities

None that are required to be disclosed pursuant to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024 (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
31	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 14, 2024

