Form 10-K
period 2024-12-31
BIOREGENX, INC.
filed 2025-04-15
CIK 1593184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to

Commission file number:000-56345

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on June 30, 2024, was approximately $5,587,115.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2025 was 956,994,100 shares of its $0.001 par value common stock.

BIOREGENX, INC. (FORMERLY FINDIT, INC.)

FORM 10-K

For the Fiscal Year Ended December 31, 2024

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that BioRegenx, Inc. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our”, the "Company" or “BioRegenx or BRGX”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions, and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

ii

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

OPERATING SUBSIDIARIES

DocSun BioMedical Holdings, Inc.

On January 11, 2024, pursuant to a Securities Exchange Agreement effective November 15, 2023 and an Addendum to the Securities Exchange Agreement dated December 5, 2023, BioRegenx acquired DocSun Biomedical Holdings, Inc. Pursuant to the Securities Exchange Agreement, BioRegenx acquired all of the issued and outstanding securities of DocSun in exchange for 76,800,000 BioRegenx common shares.

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

Contracts

DocSun entered into a technical services agreement with a large software technology company to provide technical services in China, Hong Kong and Macao. This agreement involves supplying DocSun's AI Engine technology to the distributor targeting multiple sectors, including the latest release of DocSun’s Software Development Kit (SDK). Initial revenues stem from the testing of DocSun's SDK in fleet and electric vehicles (EV's) amongst other applications, with commercialization slated to begin in late third quarter or early fourth quarter. As per the agreement terms, DocSun is entitled to a signing fee of $200,000 (payable over ten months) and will receive a 40% of all the revenue generated including 40% of the $10 per vehicle license fee from the EV automotive manufacturer. The term of the agreement commences upon receipt of the first installment of the signing fee and is for a period of five years.

On October 16, 2023, DocSun entered into a License Agreement with NuLife Sciences, Inc. under which it granted NuLife a world-wide non-exclusive license to use its technology. DocSun shall receive a license fee of $3.50 per subscriber. The first demo scan is complimentary for each unique email address. The agreement will continue for an initial period of three years and will automatically renew for periods of three years unless either party gives not of non-renewal to the other party at least thirty days prior to the end of any three-year term.

DocSun is developing an app for NuLife Sciences - TruScan.Ai mobile app/website. The development encompasses:

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

MICROVASCULAR HEALTH SOLUTIONS™ LLC

Microvascular Health Solutions, LLC (MVHS) specializes in research, product development, sales, and education, notably producing the patented Endocalyx Pro™ dietary supplement. MVHS also manufactures and distributes the patented GlycoCheck™ software and Class 1 medical device. Presently, MVHS actively participates in multiple double-blind placebo studies worldwide, exploring the impact of Endocalyx Pro™ on various health conditions while maintaining compliance with GMP regulations.

Patents

The Company has patents and pending patents on Endocalyx Pro™ is North America, Asia and Europe

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

Distribution. Distribution is handled at the Company’s headquarter in Chattanooga, TN and by Midstates Fulfillment, Aberdeen, SD.

Sales and marketing. The supplement has achieved monthly sales figures that have demonstrated consistency in demand.

Additional supplements. NuLife Sciences, a MVHS sister company, offers a range of supplements under the MyBodyRx® brand.

Wholly Owned Subsidiary

MyBodyRx, LLC (MyBodyRx) is a sales and product development company that produces dietary supplements that complement and work synergistically with the patented and clinically tested Endocalyx Pro™ to support and improve healthy aging and increase longevity.

MyBodyRx® products are produced by a fully accredited and certified manufacturing facility. Our source has provided outstanding contract manufacturing, formulation expertise, and custom finishing and packaging to the dietary supplement industry. They specialize in encapsulation, tablet compression, powder blending and filling, and product development.

Revenues

MVHS and the Company derives revenue from sales of GlycoCheck™ systems to academic research hospitals and groups, private medical practices, pharmacies, dentists, and wellness practitioners. In addition, revenue is derived from sales of Endocalyx Pro™ to medical wholesalers and resellers.

MVHS commenced sales by fulfilling pre-orders and continues to deliver on new sales, with GlycoCheck system packages priced between $14,900 to $32,000, generating monthly recurring revenue based on scans performed. Favorable financing options have been secured for GlycoCheck customers, ensuring accessibility and affordability.

NULIFE SCIENCES™, INC.

NuLife Sciences, Inc. (NuLife) functions as a marketing and distribution enterprise, aiming to redefine health and longevity by leveraging advanced technologies. NuLife markets the MyBodyRx® branded supplement line, that includes our patented product Endocalyx Pro™ and also markets GlycoCheck™ along with other health and wellness devices.

In addition to the line of the MyBodyRx® branded products offered, NuLife markets hydrogen water products, health and wellness devices such as Pulsed Electro-Magnetic Field devices and StimaWELL and ReLounge, class II Electronic Muscle Stimulation therapy devices through a network of affiliates, practitioners, and consumers. NuLife is currently developing health and wellness apps with a technology company which will provide DNA and epigenetics testing products and services. These therapies cater to a wide array of health indications, promoting overall well-being.

TruScan.Ai mobile app/website.

NuLife is working in collaboration with DocSun to develop its TruScan.AI mobile app integrating DocSun’s AI engine. The platform is designed to seamlessly integrate additional health indications as they are developed and released by Licensor in the future. TruScan.Ai mobile app will incorporate health indicators in the following four sectors: vitals, nutrients, wellness and skin health metrics. The TruScan.Ai mobile app is anticipated for release in the third quarter of 2025.

VitalWellness mobile app

NuLife is also in development of the VitalWellness app that will merge its DNA and epigenetics platform with the DocSun technology.

Contracts

NuLife entered into a license agreement with DocSun to use the DocSun technology and to develop an app/website.

Sales and Marketing

In 2025, the Company is intensifying its sales and marketing efforts to further boost sales, through new online sales channels, such as Amazon, Walmart and Meta Ads. The new channels are expected to provide organic growth to overall sales of the Company.

Revenue

Revenue is generated from the sale of goods and services to doctors, healthcare practitioners, patients, consumers and wholesale distributors.

FINDIT AI CONNECT, INC.

Simultaneously with the closing of the merger on March 8th, 2024, the Company created Findit Ai Connect, Inc. (Findit Ai), a wholly owned subsidiary and capitalized the subsidiary with the Findit pre-merger assets and liabilities. Findit Ai owns Findit.com and Classworx.com. Findit.com operates as a Social Media Content Management Platform, that includes its own interactive search engine. Members can utilize the Findit search feature to submit URLs they want to index in the Findit search results. Nonmembers can come to Findit.com and enter search queries, Findit.com returns matching search results from content posted in Findit along with outside web pages that have been submitted. The Company is working on adding an Ai component that will create the member’s posts and automate the distribution of the post across the member’s various connected social media platforms.

Patents, Trademarks Licenses and Other Intellectual Property

We own trademarks in “Findit”, “Findit.com” and “Classworx”.

Products and Services

Both websites are accessible to anyone, this means you do not need to be a member of the platform to view or search content posted on Findit.com. Anyone that wants to have content indexed in Findit’s search or viewed by visitors on Findit.com can do so by creating a free account and posting their content to the various verticals Findit offers.

A Findit member is someone who has created a Findit account by creating a username and password on the platform. We do not determine, at this time, which members are active and which members are inactive. We currently do not have code written that provides these analytics. We intend, as funds allow, to bring on additional developers that will be able to write code that will provide this data.

Revenues

We currently intend to monetize Findit AI Connect by utilizing its websites and platforms within the Company’s marketing efforts, through online content marketing campaigns, automation tools offered to our various affiliate partners and to promote and sale our online products and services along with third party monetization or white label licenses of the Findit Ai Connect tools.

MARKET SIZE

Overview

The global healthcare market is experiencing significant growth, driven by advancements in medical technology, an aging population, and increased health awareness. In 2024, the healthcare services market was valued at approximately $8.96 trillion, reflecting a compound annual growth rate (CAGR) of 7.4% from $8.35 trillion in 2023. (a)

A notable segment within this expansive market is telehealth, which has seen accelerated adoption due to technological innovations and the demand for remote healthcare solutions. In 2024, the global telehealth market was valued at $161.64 billion and is projected to grow to $186.41 billion in 2025, with an anticipated CAGR of 22.9%, reaching $791.04 billion by 2032. (b)

Trends and Growth Potential

•	Telehealth and Remote Monitoring: The shift towards remote healthcare services has led to significant growth in the telehealth sector. The U.S. telehealth market alone was valued at $42.54 billion in 2024 and is expected to grow at a CAGR of 23.8% from 2025 to 2030. (c)
•	Preventive Healthcare: There is a growing emphasis on preventive healthcare, with individuals increasingly seeking proactive measures to maintain health and prevent disease. This trend is fostering opportunities for innovative solutions in health monitoring and early intervention.

MARKET STRATEGY

Our company and its subsidiaries employ a comprehensive approach that integrates business-to-business (B2B) and business-to-consumer (B2C) strategies, targeting key markets such as academic research institutions, medical professionals, cybersecurity sectors (including liveness detection and anti-spoofing), and direct-to-consumer initiatives.

Marketing Strategies:

•	Professional Engagement: Strengthen relationships with healthcare practitioners through training sessions, seminars, webinars, and participation in industry events.
•	Research Collaboration: Partner with researchers to conduct studies utilizing GlycoCheck™ to explore links between microvascular health and various conditions.
•	Clinical Trials: Support double-blind placebo studies of Endocalyx Pro™ to validate efficacy and safety.
•	Technology Promotion: Highlight DocSun's AI technology as a cutting-edge solution across healthcare, transportation, insurance, and cybersecurity sectors.
•	Affiliate Programs: Collaborate with nutritionists and wellness influencers to create synergistic marketing and educational distribution channels.
•	Digital Outreach: Utilize webinars and social media campaigns to engage healthcare influencers and professionals, showcasing the capabilities of the DOCSUN AI Engine.
•	App Integration: Promote the integration of TruScan.Ai within the VitalWellness App through targeted advertising and influencer testimonials.

_______________

(a)	Healthcare Services Global Market Report 2023. https://www.researchandmarkets.com/reports/5781185/healthcare-services-global-market-report?srsltid=AfmBOooUcwYzHg8L6YDmywEWJQ8OXNkSURvR_jFW8UVx7ULGtASITW9Q&utm_source=chatgpt.com
(b)	Fortune Business Insights Telehealth Market Report. https://www.fortunebusinessinsights.com/industry-reports/telehealth-market-101065
(c)	Grand View Research Market Analysis Report. https://www.grandviewresearch.com/industry-analysis/us-telehealth-market

Sales and Distribution:

•	Academic Sales: Continue supplying academic researchers worldwide to validate scientific methodologies.
•	Healthcare Facilities: Expand sales to healthcare institutions, diagnostic laboratories, and emergency care units.
•	Direct-to-Consumer: Enhance direct sales channels to reach end-users effectively.
•	Wholesale Distribution: Partner with supplement wholesalers to broaden market reach.
•	Clinical Partnerships: Collaborate with practitioner clinics to offer products directly to patients.
•	Wellness Collaborations: Establish partnerships with wellness centers and genetic testing providers to increase accessibility.
•	B2B Sales: Market the DOCSUN AI Engine to healthcare institutions, leveraging influencer partnerships within the gig economy.
•	B2C Distribution: Distribute VitalWellness and TruScan apps through online app stores to reach a broad consumer base.

Pricing Strategies and Positioning:

•	Recurring Revenue: Implement a subscription-based model for GlycoCheck™ software services.
•	Supplement Sales: Drive recurring sales through practitioner recommendations and direct-to-consumer channels for supplement products.
•	Product Extensions: Develop synergistic supplement products to enhance the existing portfolio.
•	Profit Sharing: Enable wholesalers and influencers to earn profits on sales to encourage ongoing engagement.
•	Premium Positioning: Position the DOCSUN AI Engine as a premium solution for healthcare professionals and applications in security and law enforcement.
•	Competitive Pricing: Offer the VitalWellness App at a competitive price point to encourage widespread adoption.

COMPETITION

The health, wellness, and anti-aging markets are highly competitive, characterized by a mix of well-established domestic and international market participants. Many companies within these industries employ various growth strategies, including acquisitions, partnerships, and new product launches, to strengthen their market position. (d)

All aspects of the health, nutritional, supplement, and medical device industries are highly competitive. Our subsidiaries compete with large, well-established firms that possess substantially greater financial, technical, and personnel resources. Competitive factors in our industry include industry experience, business execution capabilities, and the strength of client relationships. Intense competition may negatively impact our subsidiaries' operations and market share.

We face significant competition across multiple aspects of our business, particularly from major technology and digital marketing companies such as Alphabet Inc. (Google), Microsoft Corporation, Meta Platforms (Facebook, Instagram), X Corp. (formerly Twitter), and Zillow. These competitors offer a variety of internet-based services, digital marketing platforms, and online advertising tools, many of which overlap with our content distribution and marketing services. We also compete with traditional and online media companies for user engagement and content distribution.

Certain competitors, particularly those with dominant market positions, may leverage their extensive resources and established user bases to develop products or services that compete directly with our offerings. For example, Google could utilize its search capabilities to create a competing feature similar to Findit, allowing users to index web pages under custom titles and descriptions. Additionally, existing or emerging social networking platforms could introduce features mirroring Findit's functionalities, potentially impacting our market presence and growth trajectory.

_______________

(d)	Mordor Intelligence Report Anti-Aging Market https://www.mordorintelligence.com/industry-reports/anti-aging-market

Factors Influencing Competitive Positioning

We believe that our ability to compete effectively depends on multiple factors, both within and beyond our control, including:

•	The usefulness, ease of use, performance, and reliability of our products compared to competitors.
•	The size, composition, and engagement levels of our user base.
•	The timing and market acceptance of our products and technologies.
•	Our ability to effectively monetize our products and services, including the successful monetization of app usage.

Competitive Landscape by Market Segment

Anti-Aging and Preventive Health

Competition in this sector remains intense, encompassing established skincare and wellness brands, pharmaceutical companies, and emerging technology-driven anti-aging solutions.

Health and Wellness Industry

The health and wellness sector is highly competitive, with challenges related to differentiation, innovation, and customer acquisition. The Company’s products and services compete with a broad range of industry participants, from traditional healthcare providers to digital health startups specializing in telehealth, AI-driven diagnostics, and personalized wellness solutions.

Search Engine and Digital Advertising Competition

The Company also competes in the search engine and digital advertising markets, where companies such as Google, Bing, Yahoo, and emerging AI-powered search platforms dominate. These companies provide search engine indexing, online advertising services, and algorithm-driven content discovery tools that influence web traffic and visibility. Our competitive positioning in this space depends on our ability to enhance search engine discoverability, optimize content distribution, and offer unique value propositions that differentiate us from larger incumbents.

Telehealth and Remote Monitoring Competition

The telehealth industry has witnessed rapid expansion, with leading players such as Teladoc Health, Amwell, MDLIVE, and emerging AI-driven telehealth platforms competing for market share. Our competitive differentiation in this space is driven by our proprietary AI technology, strategic partnerships with healthcare providers, and our focus on preventive healthcare solutions. As the telehealth market evolves, regulatory compliance, data security, and technological advancements will remain key factors in determining long-term success.

Competitive Advantages

Pricing Strategies and Market Positioning

•	Synergistic product formulations strategically positioned across multiple sales channels.
•	Competitive pricing strategies for the VitalWellness App to drive widespread adoption among consumers and gig economy professionals.

Operational Efficiency and Technological Edge

We have implemented advanced operational systems designed to streamline manufacturing, optimize supply chain management, and enhance product development. These efficiencies allow us to provide high-quality products and services at competitive price points.

Employees

As of the latest reporting period, the Company and its subsidiaries employ five full-time employees and five independent contractors. Additionally, strategic outsourcing is utilized to optimize resource allocation and operational efficiency.

Financial Information by Geographic Area

For the fiscal years ended December 31, 2024, and December 31, 2023, revenue from United States customers accounted for approximately 88% and 92% of total Company revenue, respectively. International market expansion remains a key focus area for future growth.

Implications of Being an “Smaller Reporting Company”

Certain reduced reporting requirements and exemptions are available to us due to the fact that we qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure. Investors should be aware that we are subject to the "penny stock" rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares.

Available Information

The Company maintains its website at the following address:

www.bioregenx.com

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our websites is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. We have included our website address in this Annual Report solely as inactive textual references. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide disclosure under this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize the importance of cybersecurity in maintaining the integrity of our systems and data. Our IT Director oversees cybersecurity risk management, conducting assessments as needed based on identified risks or evolving security practices. We implement security measures such as firewalls, encryption, and access controls to help protect against unauthorized access.

To date, we have not experienced any material cybersecurity incidents affecting our operations or financial condition. We continue to monitor risks and adjust our security measures as necessary.

Cybersecurity Governance

Cybersecurity oversight is managed by our IT Director, who is responsible for evaluating risks and implementing security measures. We do not have a dedicated board committee for cybersecurity, but executive leadership is informed of cybersecurity matters as needed.

ITEM 2. PROPERTIES

The Company is a global company that takes advantage of the ability to work remotely from many locations utilizing the latest video technology that has proven to be effective for businesses during the Covid-19 pandemic. We have been effectively working remotely for several years.

The Company is currently located at 7407 Ziegler Rd., Chattanooga, Tennessee 37421. BioRegenx shares the Chattanooga offices with NuLife. The offices consist of 1,000 sq ft. leased on a month-to-month basis with a monthly lease rate of $1,725. The lease payment is paid by NuLife. Additional facilities will be leased as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are involved in disputes with certain parties, including parties that are former officers and board members and vendors associated with their activities and contractual matters. Such disputes arise from time to time in the ordinary course of conducting business. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that any of these matters, individually or in the aggregate are estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company trades under the symbol BRGX on the OTC Pink Current Market. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

There have been a limited number of trades of the Company’s stock since it was listed on the OTCPink Current Market there can be no assurances that an active trading market will ever develop for the Company's stock.

The following table sets forth the high and low sales prices for our common stock, which has been quoted on the OTCPink Current Market for all periods presented.

Year Ended December 31, 2024	High	Low
3/31/2024	$0.05	$0.04
6/30/2024	$0.03	$0.02
9/30/2024	$0.02	$0.02
12/31/2024	$0.01	$0.01

Year Ended December 31, 2023	High	Low
3/31/2023	$0.08	$0.06
6/30/2023	$0.06	$0.06
9/30/2023	$0.04	$0.04
12/31/2023	$0.03	$0.02

On March 31, 2025, there were 300 shareholders of record of our common stock. [This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.]

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

During the fiscal year ending December 31, 2024, the Company sold the following unregistered securities pursuant to exemption under 4(2) and/ or Rule 506 as promulgated under Regulation D of the Securities Act of 1933, as amended, on the basis that there was no public offering and the Company’s pre-existing relationship with the purchasers:

During the fourth quarter of, 2024, 144,000 shares of common stock were granted with a fair value of $12,776 to a consultant for services. The shares were fully vested and issued at the time of the grant.

In September of 2024, the Company entered into a contract with a consultant to serve as an officer of a subsidiary. The compensation under this agreement calls for $12,000 a month in equity as valued at the time of the issuance. The equity under this contract has not yet been issued and $48,000 has been recorded as accrued expenses at December 31, 2024.

During the three months ended December 31, 2024, there were 320,000 shares with a fair value of $9,776 and 160,000 options with a fair value of $2,299 issued to Glycocheck customers as renumeration for delivery delays.

Equity Compensation Plans

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized for issuance under the Corporation’s equity compensation plans is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Recent Events

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

Pursuant to the merger, all of the issued and outstanding common and preferred shares of the merged entity were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company. which represented 90.0% of the voting securities of the Company. Concurrently, holders of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The Company’s post-merger existing shareholders retained 104,552,804 shares of common stock. The exchange value of the publicly traded stock that was retained was valued at $7,318,594, based on the Company’s trading price as of the date of the Merger.

The Company develops and manufactures medical test equipment and high quality, science-based nutritional products. The Company distributes wellness devices. The products are sold internationally through direct selling channels, to health professionals and research organizations, wholesale channels and business to business markets.

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

The tables presented below compare our results of operations for the year ended December 31, 2024 to the year ended December 31, 2023, in both dollars and percentages.

	Ended December 31, 2024	Ended December 31, 2023	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$2,601,839	$3,687,945	$(1,086,106)	(29%	)
Returns	(261,733)	(276,530)	14,797	5%
Net Sales (Including common stock and warrants issued for refunds of $53,626 in 2024 and $263,371 in 2023)	2,340,106	3,411,415	(1,071,309)	(31%	)
Cost of sales	681,685	1,099,987	418,302	38%
Gross profit	1,658,421	2,311,428	(653,007)	(28%	)
Operating expenses:			–
Distributors incentives	173,928	490,816	316,888	65%
Selling, general and administrative	5,851,190	5,229,446	(621,744)	(11%	)
Amortization expense	2,184,037	–	(2,184,037)	n/a
Impairment expense	16,212,621	–	(16,212,621)	n/a
Total operating expenses	24,421,776	5,720,262	(18,701,514)	(327%	)
Loss from operations	(22,763,355)	(3,408,834)	(19,354,521)	(568%	)
Other income (expense):			–
Interest income	–	2	(2)	(100%	)
Interest expense and financing costs	(290,662)	(191,250)	(99,412)	(52%	)
Total other expenses	(290,662)	(191,248)	(99,414)	(52%	)
Loss before provision for taxes	(23,054,017)	(3,600,082)	(19,453,935)	(540%	)
Provision for income taxes	–	–	–
Net loss	$(23,054,017)	$(3,600,082)	$(19,453,935)	(540%	)

For the year ended December 31, 2024, the Company had gross sales of $2,601,839 and returns of $(261,773) resulting in net sales of $2,340,106. Comparatively, for the year ended December 31, 2023, the Company had gross sales of $3,687,945 and returns of $(276,530) resulting in net sales of $3,411,415. Gross sales decreased by 29% and returns decreased by 5% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The resulting decrease in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional product sales.

Cost of sales were $681,685 resulting in gross profit of $1,658,421 for the year ended December 31, 2024. Cost of sales were $1,099,987 resulting in gross profit of $2,311,428 for the year ended December 31, 2023. Cost of goods sold decreased by 38% and gross profit decreased by 28% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine and its effect on nutritional product sales.

For the year ended December 31, 2024, the Company paid out distributors’ incentives of $173,928, recorded $2,184,037 in amortization expense and other selling, general and administrative expenses of $5,851,190 and impairment of $16,212,621, resulting in total operating expenses of $24,421,776. These selling, general and administrative expenses consisted primarily of employee expenses of $2,651,379 which includes $2,018,953 of fair value of option grants and other operating expenses of $3,199,811. Other operating expenses consisted of advertising and marketing of $72,369, depreciation expense of $35,155, software costs of $57,935, bank and payment charges of $71,796, contract labor of $172,149, legal and accounting of $481,319, professional services of $2,037,938 which includes $832,092 of fair value of option grants, insurance of $64,062, taxes and licenses of $45,854, dues and subscriptions of $83,300, rent & lease of $33,294 and miscellaneous expenses of $44,640. Additionally, the Company had interest expense and financial costs of $290,662 resulting in net loss of $(23,054,017) for the year ended December 31, 2024.

Comparatively, for the year ended December 31, 2023 the Company paid out distributors’ incentives of $490,816 and had selling general and administrative expenses of $5,229,446 resulting in total operating expenses of $5,720,262. These selling, general and administrative expenses consisted primarily of employee expenses of $3,292,169 which includes $2,238,482 of fair value of option grants and other operating expenses of $1,937,277. Other operating expenses consisted of advertising and marketing of $ 151,023, depreciation expense of $ 4,774, software costs of $262,947, bank and payment charges of $100,836, contract labor of $ 78,241, legal and accounting of $405,242, professional services of $ 253,674, insurance of $34,269, taxes and licenses of $ 59,952, dues and subscriptions of $106,004, rent & lease of $ 48,633, travel of $61,942 and miscellaneous expenses of $369,740. Additionally, interest expense and financial costs of $ 191,248 resulting in net loss of $(3,600,082) for the year ended December 31, 2023.

Distributor incentives decreased by 65% for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of the reduction in gross sales between the periods and returns. Selling, general and administrative expenses, excluding amortization expense and impairment expense, increased by 11% for the year ended December 31, 2024 compared to the year ended December 31, 2023, relating primarily to an increase in equity compensation recorded which was partially offset by decreases in variable costs, fixed cost reductions during the year ended December 31, 2024.

The Company had a loss from operations of $(22,763,355) and $(3,408,834) for the year ended December 31, 2024 and December 31, 2023, respectively. For those same periods, the Company had interest expense and financing costs of $290,662 and 191,248. As a result, the Company had a net loss of $(23,054,017) and $(3,600,082) for the year ended December 31, 2024, and December 31, 2023, respectively. Net loss increased by 540% and interest expense increased by 52 % for the year ended December 31, 2024 compared to the year ended December 31, 2023. The resulting increases related to decreases in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional product sales, equity compensation, and increases in legal, accounting, professional and miscellaneous expenses. Interest expense increased due to higher debt balances during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Operating Activities. For the year ended December 31, 2024, the Company had net loss of $(23,054,017). During that period, the Company incurred depreciation and amortization expense of $2,219,192, amortization of debt discount of $47,723, issued options to officers and directors with a fair value of $2,851,045, recorded impairment expense recorded of $16,212,621, issued common shares for services with a fair value of $842,680, capitalized interest to debt balances of $6,638, and issued warrants for refunds with a fair value of $19,351. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $89,589, a decrease in inventories of $106,435, a decrease in prepaid expenses and other assets of $81,845, an increase in accounts payable of $185,784, an increase in accounts payable - related parties of $8,272, an increase in accrued expenses of $61,583, an increase in accrued expenses -related parties of $132,087 and a decrease of deferred revenue of $134,976. As a result, the Company had net cash used in operating activities of $(324,148) for the year ended December 31, 2024.

Comparatively, for the year ended December 31, 2023, the Company had net loss of $(3,600,082). During that period, the Company incurred depreciation and amortization expense of $4,774 and issued warrants for services with a fair value of $2,238,482. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of an increase in accounts receivable of $21,142, an increase in inventories of $36,233, an increase in prepaid expenses and other assets of $119,093, a decrease in accounts payable of $273,681, an increase in accounts payable - related parties of $19,297, an increase in accrued expenses of $7,132, an increase in accrued expenses -related parties of $82,755 and an decrease of deferred revenue of $ 80,623. As a result, the Company had net cash used in operating activities of $ (1,515,043) for the year ended December 31, 2023.

Investing Activities. For the year ended December 31, 2024, the Company made purchases of property and equipment of $189,390, and acquired cash in the DocSun transaction of $1,445. As a result, the Company had net cash used in investing activities of $(187,945) for the year ended December 31, 2024.

For the year ended December 31, 2023, the Company acquired intangible assets of $ 49,363 along with advance on acquisition of $ 150,000. As a result, the Company had net cash used in investing activities of $(199,363) for the year ended December 31, 2023.

Financing Activities. For the year ended December 31, 2024, the Company made note and loan principal payments of $48,240, had an increase in note and loan balances of $427,187 and had an increase in note and loan balances – related parties of $63,172. As a result, the Company had net cash provided by financing activities of $442,119 for the year ended December 31, 2024.

For the year ended December 31, 2023, the Company made note and loan payments of $ 20,671 and received proceeds from the issuance of common stock of $ 1,342,141, had a decrease in note and loan balances-related parties of $191,001 and had an increase in note and loan balances – related parties of $73,853. As a result, the Company had net cash provided by financing activities of $ 1,204,322.

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

Loans from unrelated parties are as follows:

	12/31/2024	12/31/2023
(A) Howard notes - In Default	$100,000	$100,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	11,128	32,181
(D) Alder and Genesis Glass notes	328,644	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Other notes	126,479	21,000
Total notes due	1,138,751	525,681
Less unamortized discount	(874)	–
Total, net of discount	1,137,877	525,681
Less current portion	(883,271)	(375,681)
Total long term	$254,606	$150,000

(A) The Company has two outstanding unsecured Howard Notes that are both in default. The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 shares, which would only be issuable at the option of the Company in lieu of the interest in the subsidiary.

(B) The Goff note had a maturity date of February 13th, 2016; the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C) Insurance note is from a finance company that provided short term financing of insurance premiums. The note bears and interest rate of 15.97% and require ten installments. The balance will mature at April 30th, 2025.

(D) In January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genisis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which is being amortized over the initial life of the loan (of which $1,356 remains to be amortized at December 31, 2024). Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Adler note until May 2025 at which time the payments become $5,000 per month for each note. The Company will issue 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5%.

(E) Long Term Notes - EIDL

As of December 31, 2023, the Company had two outstanding economic injury disaster loans (EIDL loan) issued under the Small Business Administration’s COVID-19 recovery program of $200,000 and $150,000. During 2024, the Company assumed another EIDL loan in the amount of $200,000 upon the acquisition of Findit, Inc. (see Note 5) resulting in total balance due as of December 31, 2024 of $550,000. The EIDL loans are secured by the Company’s assets. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, all of the EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued.  The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan.

As of December 31, 2024, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F) As of December 31, 2024, four notes were issued for proceeds totaling $121,000. A total of 65,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $874 remains to be amortized at December 31, 2024) (. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The amounts recorded are net of unamortized discounts of $874 consisting of the fair value of the warrants granted. A total of $5,479 interest is included in the loan balances.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. The principal amount of debt from related parties is summarized in the following table:

Related Party	12/31/2024	12/31/2023
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A,B
Resco Enterprises Trust	157,747	157,747	A,B
Avis Trust	67,606	67,606	A
JS Bird	32,079	–	A
Power	31,093	–	A
Richard Long	39,862	39,862	B
Total	$1,026,387	$963,215

(A) Current officer or director or controlled entity by current officer or director

(B) Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total interest accrued on related party debts was $424,277 at December 31, 2024 and $292,190 at December 31, 2023.

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

Significant changes in the number of employees

We currently have a total of five employees and five independent contractors. We are dependent upon our officers for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Commitments and Contingencies

Lease Commitments

The Company leases two office spaces, its headquarters in Chattanooga Tennessee and a satellite office in Alpine, Utah both are short term leases. The headquarters is leased from a related party on a month-to-month basis for $1,725 per month (See Note 9). The satellite office is leased from an unrelated party under a twelve-month extension to the original lease at $825 to $2,445 per month. The Company negotiated a release from the Alpine location lease and the lease terminated after September of 2024. In addition, the Company also rents storage space on a month-to-month basis in various locations with total monthly cost of less than $1,000 per month.

Warrants issuable upon financing

In August 2023, Hitesh Juneja, a former employee, was granted warrants in an amount to be determined based on the amount of approved equity financing related to his efforts. The grant provided for warrants equal to 0.5% of the outstanding shares at the time of the grant. Warrants for the 0.5% of outstanding shares would be issued for bringing in $1,000,000 of equity, with a maximum percentage of 7% for larger equity fundings. The warrants would be exercisable at the fair market value of the shares on the date of funding. The warrants are exercisable one third on the date of grant and one third each of the next two years. No warrants have been issued under this grant and no compensation expense has been recognized.

Company disputes and other claims

The Company is involved in disputes with certain parties, including parties that are former officers and board members and vendors associated with their activities and contractual issues. Such disputes arise from time to time in the ordinary course of conducting business. The disputes including matters involving amounts due to the Company, contract performance standards, options and warrants granted and liabilities under contracts or arrangements entered by the prior officers including with parties related to them. The Company records a liability when a particular contingency is probable and estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that any of these matters, individually or in the aggregate are estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Use of Estimates: Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to accrued liabilities, certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Recently Issued Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A smaller reporting company is not required to provide disclosure under this Item 8.

BIOREGENX, INC.

Financial Statements

For the Year Ended December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioRegenx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioRegenx, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, and had a stockholders’ deficit at December 31, 2024. In addition, the Company is in default of certain of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Acquisition of Docsun technology

As described in Note 4 to the consolidated financial statements, under the terms of the Securities Purchase Agreement (the “Purchase Agreement”), the Company acquired Docsun technology through the issuance of 76,800,000 of its common shares valued at $10,650,000 and cash consideration of $150,000, which resulted in the recording of a $10,773,000 intangible asset. The Company accounted for the transaction as an asset acquisition under ASC 805, Business Combinations, and allocated the purchase price of the acquisition to the assets acquired based on their fair values at the date of acquisition. The Company subsequently impaired the value of the acquired intangible assets based on its annual impairment test.

We identified the valuation and impairment of the acquired developed technology assets as a critical audit matter because of the significant judgement by management when developing the fair value estimate of the technology assets acquired. This required a high degree of auditor judgment and an increased extent of effort, when performing procedures to evaluate the reasonableness of management’s assumptions related to projected future revenues, projected expenses, and the discount rate for the technology asset.

The primary procedures we performed to address this critical audit matter included:

-	We examined the Purchase Agreement to identify relevant terms of the acquisition.
-	We evaluated the appropriateness of accounting for this transaction as an asset acquisition.
-	We evaluated the appropriateness of the valuation methods used to determine the respective fair values.
-	We performed procedures to verify the mathematical accuracy of the calculations used by management.
-	We evaluated the appropriateness of the assumptions of Managements annual impairment test.
-	We assessed the appropriateness of the presentation and disclosure of these accounting elements in the consolidated financial statements.

Acquisition of Findit, Inc.

As described in Note 5 to the consolidated financial statements, under the terms of the Agreement and Plan of Merger (the “Agreement”), the Company acquired Findit, Inc. through the issuance of 104,552,804 shares of its common shares valued at $7,318,595, which resulted in the recording of goodwill of $7,318,595 and intangible assets of $468,553 Management applied judgment in estimating the fair value of intangible asset acquired, which included the use of assumptions with respect to future earnings before interest, taxes, depreciation and amortization (EBITDA) margins, revenue growth rates and discount rates. The Company subsequently impaired the value of the recorded goodwill and acquired intangible assets based on its annual impairment test.

We identified the valuation and impairment of the goodwill and acquired developed technology assets as a critical audit matter because of the significant judgement by management when developing the fair value estimate of the technology assets acquired. This required a high degree of auditor judgment and an increased extent of effort, when performing procedures to evaluate the reasonableness of management’s assumptions related to projected future revenues, projected expenses, and the discount rate for the technology asset.

The primary procedures we performed to address this critical audit matter included:

-	We examined the Agreement to identify relevant terms of the acquisition.
-	We tested management’s process for estimating the fair value of intangible assets including evaluating the reasonableness of the significant assumptions used by management
-	We evaluated the appropriateness of the valuation method given the nature of the assets
-	We tested the completeness, accuracy, relevance and reliability of the data used in estimating the fair value of intangible assets;
-	We evaluated the appropriateness of the assumptions of Managements annual impairment test
-	We assessed the appropriateness of the presentation and disclosure of these accounting elements in the consolidated financial statements.

We have served as the Company’s auditor since 2024.

/s/ Weinberg & Company P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 15, 2025

BIOREGENX, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2024	As of December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$58,404	$125,402
Accounts receivable	14,992	104,581
Inventories, net	111,094	217,529
Prepaid expenses and other current assets	123,306	205,152
Total current assets	307,796	652,664
Property and equipment, net	200,739	13,723
Intangible assets, net	–	49,363
Other assets	–	150,000
TOTAL ASSETS	$508,535	$865,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$427,478	$241,695
Accounts payable - related parties	221,788	213,516
Accrued expenses	452,960	346,677
Accrued interest - related party	424,277	292,190
Notes payable and loans (including $522,500 and $322,500 in default)	883,271	375,681
Notes payable and loans - related parties	1,026,387	963,215
Deferred revenue	197,027	354,203
Total current liabilities	3,633,188	2,787,177
Notes payable and loans, net of current	254,606	150,000
TOTAL LIABILITIES	3,887,794	2,937,177

Stockholders’ Deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 956,994,100 issued and outstanding as of December 31, 2024 and 770,833,296 as of December 31, 2023	956,994	770,833
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800	4	4
Additional paid-in capital	30,965,084	9,676,656
Common stock issuable, 1,936,000 shares at December 31, 2024	268,620	–
Accumulated deficit	(35,571,995)	(12,517,978)
Accumulated other comprehensive income (loss)	2,034	(942)
TOTAL STOCKHOLDERS' DEFICIT	(3,379,259)	(2,071,427)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$508,535	$865,750

The accompanying notes are an integral part of these consolidated financial statements

BIOREGENX, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
Revenues:
Gross sales	$2,601,839	$3,687,945
Returns (Including common stock and warrants issued for refunds of $53,626 in 2024 and $263,371 in 2023)	(261,733)	(276,530)
Net Sales	2,340,106	3,411,415
Cost of sales	681,685	1,099,987
Gross profit	1,658,421	2,311,428
Operating expenses:
Distributors incentives	173,928	490,816
Selling, general and administrative	5,851,190	5,229,446
Amortization expense	2,184,037	–
Impairment expense	16,212,621	–
Total operating expenses	24,421,776	5,720,262
Loss from operations	(22,763,355)	(3,408,834)

Other expense:
Interest expense and financing costs (including related party interest of $135,036 in 2024 and $147,885 in 2023)	(290,662)	(191,248)

Net loss	$(23,054,017)	$(3,600,082)

Weighted average common shares outstanding - basic and diluted	939,510,471	639,780,272
Loss per share - basic and diluted	$(0.02)	$(0.01)

Comprehensive loss:
Net Loss	$(23,054,017)	$(3,600,082)
Other comprehensive loss
Foreign currency translation adjustment	2,976	18,790
Other comprehensive loss	$(23,051,041)	$(3,581,292)

The accompanying notes are an integral part of these consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2022	759,713,808	$759,714	3,800	$4	$5,649,972	$(8,917,896)	$(19,732)	$(2,527,938)
Issuance of common shares and warrants in private placement	9,039,488	9,039	–	–	1,333,102	–	–	1,342,141
Issuance of common shares and warrants for returns	2,080,000	2,080	–	–	455,100	–	–	457,180
Issuance of warrants for services	–	–	–	–	2,238,482	–	–	2,238,482
Net loss	–	–	–	–	–	(3,600,082)	–	(3,600,082)
Other comprehensive income	–	–	–	–	–	–	18,790	18,790
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)
Issuance of common shares for services	4,184,000	4,184	–	–	838,496	–	–	842,680
Fair value of options issued to officers and directors for services	–	–	–	–	2,851,045	–	–	2,851,045
Issuance of common shares for returns	480,000	480	–	–	31,496	–	–	31,976
Issuance of warrants for returns	–	–	–	–	21,650	–	–	21,650
Issuance of common shares and warrants as loan incentives	144,000	144	–	–	21,120	–	–	21,264
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	10,579,200	–	–	10,656,000
Shared issued (retained) by Findit Inc.'s shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–	–	(23,054,017)	–	(23,054,017)
Other comprehensive income	–	–	–	–	–	–	2,976	2,976
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	$31,233,704	$(35,571,995)	$2,034	$(3,379,259)

The accompanying notes are an integral part of these consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES:
Net loss	$(23,054,017)	$(3,600,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,219,192	4,774
Amortization of debt discounts	47,723	–
Fair value of options issued to officers and directors for services	2,851,045	2,238,482
Impairment	16,212,621	–
Fair value of common shares issued for services	842,680	–
Interest capitalized to debt balance	6,638	–
Fair value warrants issued for refunds	19,351	263,371
Change in operating assets and liabilities (net of amounts acquired):
Accounts receivable	89,589	(21,142)
Inventories	106,435	(36,233)
Prepaid expenses and other assets	81,845	(119,093)
Accounts payable	185,784	(273,681)
Accounts payable - related parties	8,272	19,297
Accrued expenses and other liabilities	61,583	7,132
Accrued interest - related parties	132,087	82,755
Deferred Revenue	(134,976)	(80,623)
Net cash used in operating activities	(324,148)	(1,515,043)

INVESTING ACTIVITIES:
Purchases of property and equipment	(189,390)	–
Purchases of intangibles	–	(49,363)
Advance on acquisition	–	(150,000)
Cash acquired in DocSun transaction	1,445	–
Net cash used in investing activities	(187,945)	(199,363)

FINANCING ACTIVITIES:
Note and loan payments	(48,240)	(20,671)
Note and loan payments - related parties	–	(191,001)
Increase in note and loan balances	427,187	73,853
Increase in note and loan balances - related parties	63,172	–
Proceeds from the issuance of common stock	–	1,342,141
Net cash provided by financing activities	442,119	1,204,322
NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	2,976	18,790
NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,998)	(491,294)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	125,402	616,696
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$58,404	$125,402

CASH PAID FOR:
Interest	$94,362	$98,243
Income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings, Inc.	$10,656,000	$–
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	$7,318,594	$–
Fair value of common stock and warrants issued for refunds offset to deferred revenue	$22,200	$193,810
Fair value of common stock and warrants issued for loan fees offset to loan discounts	$21,264	$–
Reclass of deposits to intangibles	$150,000	$–
Fair value of common stock and warrants issued for refunds offset to return reserve	$12,075	$–

The accompanying notes are an integral part of these consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Registrant. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. As a result of the merger, the former shareholders of Findit retained 104,552,804 shares of common stock. The exchange value of Registrant’s stock that was retained was valued at $7,318,594, based on the trading price of Registrant as of the date of the Merger. Due to the change in control the accounting acquirer in the merger was determined to be BioRegenx, Inc., a Nevada Corporation in accordance with the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This acquired company (Registrant) is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets and liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed to BioRegenx, Inc. (The Company).

Commensurate upon the Merger, the Company effected a 16 for 1 split of its common shares. All share and per share amounts have been retro actively restated as if the reverse occurred as of the earliest period presented.

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

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, during the year ended December 31, 2024, the Company incurred net loss of $(23,054,017), and used cash in operations of $(324,148) and had a stockholders’ deficit of $(3,379,259) as of that date. At December 31, 2024, the Company had cash on hand in the amount of $58,404. In addition, the Company is in default of certain of its notes payable of $522,500. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period.

Those estimates and assumptions include estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets and goodwill, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions made in valuing equity instruments issued for services and acquisitions. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

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

Accounts Receivable

Payments from the customers are typically made at the time of the order before satisfaction of the performance obligation. The Company, in rare instances grants 30-day terms to select long term customers. In such instances revenue recognition occurs when the performance obligation is satisfied. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for doubtful accounts for estimated losses inherent in its accounts receivable as determined by management. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of the receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024, and 2023, management determined a reserve for uncollectible accounts was not required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management determined there were no indicators of impairment of its property and equipment during the years December 31, 2024 and 2023.

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

Intangible Assets

Intangible assets consist of costs incurred for licensed technology. Amortized intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. Management conducted impairment testing before the filing date of this report and concluded that intangible assets and recorded goodwill amounting to $16,212,621 were impaired.

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

Disaggregation of Revenue

Gross revenue received consisted of the following product sources:

	12/31/2024	12/31/2023
Medical testing	$587,617	$706,678
Wellness devices	186,296	795,013
Nutritional	1,824,723	2,169,680
Other sales	3,203	16,574
Total Gross Sales	$2,601,839	$3,687,945

Gross revenue received consisted of the following customer types:

	12/31/2024	12/31/2023
Medical and academic	$1,109,670	$1,106,666
Customers and direct Sales	1,282,349	2,277,040
Reseller	209,820	304,239
Total Gross Sales	$2,601,839	$3,687,945

For the fiscal years ended December 31, 2024, and December 31, 2023, revenue from United States customers accounted for approximately 88% and 92% of total Company revenue, respectively.

Deferred Revenue

As of December 31, 2022, the deferred revenue balance was approximately $629,000, comprising customer deposits of about $205,000 and advance shipments of certain medical test machine components with a total sales value of approximately $424,000. These components were not functional for their intended use and were therefore deferred, as the performance obligation was not met under ASC 606.

In 2023, additional medical test machines with a total sales value of approximately $392,000 were shipped to customers but deemed non-functional, resulting in the revenue being deferred for the year ended December 31, 2023. During the same period, the Company fulfilled its performance obligations on previously deferred shipments of wellness products and medical test machines, recognizing approximately $65,000 and $408,000 in revenue, respectively. Deferred revenue was further reduced by approximately $194,000 due to the fair value of common stock and warrants issued for returns on items for which revenue was not recognized. As a result, the Company's deferred revenue had balance of approximately $354,000 as of December 31, 2023.

In 2024, the Company fulfilled its performance obligations for previously deferred shipments of wellness products and medical test machines, recognizing approximately $95,000 and $466,000 in revenue, respectively, for the year ended December 31, 2024. The revenue from medical test machines was reduced by $237,000, reflecting the fair value of equity instruments issued as refunds. Additionally, deferred revenue balance was reduced by approximately $22,000 due to the fair value of common stock issued for returns on items for which revenue had not been recognized (see Note 8). As of December 31, 2024, the Company's deferred revenue had a balance of $197,000, primarily consisting of $189,000 in customer advances for products not yet shipped.

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company until March 8, 2024 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “selling, general and administrative” in the accompanying statement of operations. Advertising costs incurred during the years ended December 31, 2024 and 2023 were $72,369 and $144,074, respectively.

Research and Development

Research and development costs are expensed as per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730. Research and development costs incurred during the years ended December 31, 2024 and 2023 were $ -0- and $257,723, respectively.

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

For the year ended December 31, 2024 and 2023, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the year ended December 31, 2024 if their effect had been dilutive include 47,292,344 outstanding options and warrants to purchase our common stock and 1,936,000 of unvested shares of common stock. Comparatively, securities which may have affected the calculation of the diluted earnings per share for the year ended December 31, 2023 if their effect had been dilutive were the 23,334,016 outstanding options.

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

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

	12/31/2024	12/31/2023
Finished Goods:
Medical testing	$23,476	$108,799
Wellness devices	57,144	12,905
Nutritional	30,474	95,825
Total Finished Goods	$111,094	$217,529

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing equipment components are salable separately in the form received. Nutritional inventories are purchased in finished form with labels purchased separately in an amount to support the production run.

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	12/31/2024	12/31/2023
Prepaid commissions	$5,163	$62,467
Other current assets	118,143	142,685
Total	$123,306	$205,152

NOTE 4—ACQUISITION OF DOCSUN TECHNOLOGY

On January 8th, 2024, the Company acquired 100% of the outstanding stock of DocSun Biomedical Holdings, Inc. (DocSun) In exchange for 76,800,000 shares of Company stock valued at $10,656,000 and the application of $150,000 deposit that was paid in 2023. The total acquisition cost, including legal costs, amounted to $10,820,713. The Company accounted for the transaction as an asset acquisition under Accounting Standards Codification (“ASC”) 805. The assets acquired consisted of medical diagnostic technology with an estimated fair value of $10,773,000 that complements and expands the Company’s product line and other assets with a value of $33,000.

The technology acquired from DocSun was being amortized based on an expected useful life of 5 years. During the year ended December 31, 2024, the Company amortized $2,107,960 of the capitalized cost resulting in a remaining unamortized balance of $8,665,108. Management performed its annual impairment test relating to the value of its Intangible assets as of December 31, 2024 and determined that it could no longer support it’s carrying value, and as such, recorded an impairment charge of $8,665,108

NOTE 5—MERGER TRANSACTION WITH FINDIT

Effective March 8, 2024, BioRegenx, Inc, a Nevada corporation was merged into Findit, Inc., with Findit, inc. being the surviving company.

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Registrant. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares; as a result, the existing shareholder of Findit retained 104,552,804 shares of common stock valued at $7,318,594. Due to the change in control the accounting acquirer in the merger was determined to be BioRegenx, Inc., a Nevada Corporation in accordance with the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This accounting acquire (Findit) is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed from Findit, Inc. to BioRegenx, Inc.

The following table summarizes the fair value of the assets acquired and liabilities assumed on the date of acquisition, and as follows:

$ Amount
Consideration
BioRegenx common stock 104,552,804 shares	$7,318,595
Recognized amounts of identifiable assets acquired and liabilities assumed
Intangibles - search engine, domain, website, source code,	$468,553
Accrued expenses	(3,037)
Accrued Interest	(27,074)
Loan Payable	(225,369)
213,073
Goodwill	7,105,522

Total	$7,318,595

Acquisition related costs	$80,221

The technology acquired from Findit was being amortized based on an expected useful life of 5 years. During the year ended December 31, 2024, the Company amortized $76,000 of the capitalized cost resulting in a remaining unamortized balance of $392,000. Management performed its annual impairment test relating to the recorded value of its Goodwill and Intangibles relating to the acquisition of Findit and determined that it could not support its carrying value from current operations as of December 31, 2024, and as such, recorded an impairment charge of $7,497,998.

The proforma results of operations of Findit for the period ended December 31, 2024 were not material.

NOTE 6—INTANGIBLES

The Company had capitalized intangible cost $49,363 at December 31, 2023. During 2024, the Company recorded intangible assets of $11,241,000 from the DocSun and Findit acquisitions, of which $2,184,000 was amortized during the year.

Management performed its annual impairment test relating to the recorded value of its intangibles and determined it could not support its carrying value from current operations, and as such, recorded an impairment charge as of December 31, 2024 of $9,107,099, See also Notes 4 and 5.

NOTE 7—ISSUANCE OF COMMON STOCK

Issuance of common stock and warrants in private placement

In 2023, the Company sold 4,839,488 shares of its common stock at prices ranging from $0.16 to $0.19 per share, generating gross proceeds of $864,000. Additionally, the Company sold 4,200,000 equity units—each consisting of one share of common stock and one warrant to purchase an additional share. Each warrant carries an exercise price of $0.37 per share and expires two years from the date of issuance. Unit prices from this private offering ranged between $0.13 and $0.19, resulting in gross proceeds of $551,250. After deducting direct transaction costs, the Company’s net proceeds from these private placements totaled $1,342,141 for the year ended December 31, 2023.

Issuance of common stock issued for services

During the year ended December 31, 2024, the Company granted 8,056,000 shares of its common stock with a fair value of approximately $1.12 million to two consultants for services. One tranche of 312,000 shares granted vested immediately, and the remaining 7,744,000 shares vest 50% immediately, 25% on 1st year anniversary date of grant, and the remaining 25% on 2nd year anniversary from the grant date. During the year ended December 31, 2024, 6,120,000 shares with a fair value of $842,680 vested and is included in selling, general and administrative expenses (of which 4,184,000 shares were issued and 1,936,000 were issuable). As of December 31, 2024, there were 1,936,000 unvested shares with a fair value of approximately $268,620 that will vest over the remainder of the vesting period of just under 1 year.

In September of 2024, the Company entered into a contract with a consultant to serve as a subsidiary’s interim Chief Operating Officer. The compensation under this agreement calls for $12,000 a month in equity as valued at the time of the issuance. The equity under this contract has not yet been issued and $48,000 has been recorded as accrued expenses at December 31, 2024.

Issuance of common stock for refunds

In November 2023, the Company offered to certain customers, whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. There were 2,080,000 shares of common stock with a fair value of $390,000 issued in 2023 under the offer.

In 2024, the Company issued 480,000 shares of its common stock with a fair value of $31,976 under the offer. Of this amount, $22,200 was issued in connection with returns on items for which revenue had not been recognized, resulting in a reduction of the deferred revenue balance at December 31, 2024. The remaining fair value of $9,776 was recorded as a reversal of the return reserve provision during the year. The offer was closed in 2024.

Issuance of common stock as loan incentives

During 2024, the Company issued 144,000 shares of its common stock to two note holders, with a total fair value of $19,980. This amount was accounted for as a loan incentive and will be amortized over the term of the related notes (see Note 9).

NOTE 8—WARRANTS AND OPTIONS AWARDS

Warrants issued for services

In August 2023, Hitesh Juneja was granted warrants to purchase 18,654,016 shares of the Company’s common stock under the Plan for services performed. The warrants had exercise price of $0.19 per share, expiring 10 years from date of grant, and with total fair value at the date of grant determined to be $2,238,482. The warrants vested one third at the date of the grant and one third each for the next two years. The services of Mr. Juneja were eventually terminated during 2023, however since there was no determinable period for earn-out, the full fair value of the award was recorded at date of termination. As such, compensation expense in the amount of $2,238,482 for the warrants granted was recorded in 2023.

Issuance of warrants for refunds

As discussed in Note 7, the Company also granted warrants to certain customers as compensation for the delivery delay of products purchased. In November 2023, the Company granted warrants to purchase 480,000 shares of its common stock, having exercise prices ranging from $0.16 to $0.19 per share, and expiring 3 years from the date of grant. The Company determined the total fair value of the warrants at the date of grant to be $67,180 and recognized as refund against gross sales during the year ended December 31, 2023.

During 2024, the Company granted warrants to purchase 320,000 shares of its common stock, with exercise price of $0.19 per share, and expiration dates 3 years from grant date. The Company determined the total fair value of the warrants at the date of grant to be $21,650. Of this amount, $19,351 was recognized as a refund against gross sales during the year ended December 31, 2024. The remaining fair value of $2,299 was recorded as a reversal of the return reserve provision during the year. The offer was closed in 2024.

Issuance of warrants as loan incentives

During 2024, the Company granted warrants to certain convertible note holders to purchase an aggregate of 65,000 shares of its common stock, with a total fair value of $1,284. The warrants have exercise price of $0.20 per share, and expiring 2 years from the date of grant. The total fair value of the warrants was accounted for as a loan incentive and will be amortized over the term of the related notes (see Note 9).

Stock option awards

During the year ended December 31, 2024, the Company granted options to acquire 23,573,328 shares of its common stock at $0.13 per share with a fair value of $2,851,045 to two directors, one of whom was an officer. The options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. At the grant date 12,213,328 of the options with a fair value of $1,491,833 vested immediately. Both directors resigned in July of 2024. As the options did not include a forfeiture provision, or any acceleration clauses, Management determined to account for the full amount of the award as a cost during the year ended December 31, 2024 as there were no future services to be performed. The full value of the options granted with a fair value of $2,851,045 are included in selling, general and administrative expenses in the accompanying statements of operations.

For stock options and warrants granted, the Company estimated the fair value of each stock option or warrant at grant dates using the Black-Scholes option-pricing model with the following assumptions:

	2024	2023
Risk-free interest rate	4.17%	4.50%
Expected dividend yield	0.00%	0.00%
Expected volatility	130%	125%
Expected life	4 yr	2 yr

A summary of all stock options and warrants outstanding as of December 31, 2024 and 2023 follows:

	Number of Shares	Weighted -Average Exercise Price
Outstanding as of December 31, 2022	–	$–
Granted	23,334,016	$0.22
Exercised	–	$–
Forfeited	–	$–
Outstanding as of December 31, 2023	23,334,016	$0.22
Granted	23,958,328	$0.13
Exercised	–	$–
Forfeited	–	$–
Outstanding as of December 31, 2024	47,292,344	$0.19
Exercisable at December 31, 2024	29,714,328	$0.19

Options and Warrants Outstanding and Exercisable at December 31, 2024

Range of Exercise Price	#of Options and Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining (Years)
$0.13 to 0.37	29,714,328	$0.19	5.43

The outstanding and exercisable options and warrants had no intrinsic as on December 31, 2024.

NOTE 9—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties.

Loans from unrelated parties are as follows:

	12/31/2024	12/31/2023
(A) Howard notes - In Default	100,000	100,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	11,128	32,181
(D) Alder and Genesis Glass notes	328,644	–
(E) EIDL notes ($400,000 and $200,000 in default, respectively)	550,000	350,000
(F) Other notes	126,479	21,000
Total notes due	1,138,751	525,681
Less unamortized discount	(874)	–
Total, net of discount	1,137,877	525,681
Less current portion	(883,271)	(375,681)
Total long term	254,606	150,000

(A) The Company has two outstanding unsecured Howard Notes that are both in default. The first Howard note was advanced on June 28th, 2016 and the second on April 3rd, 2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 shares, which would only be issuable at the option of the Company in lieu of the interest in the subsidiary.

(B) The Goff note had a maturity date of February 13th, 2016; the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C) Insurance note is from a finance company that provided short term financing of insurance premiums. The note bears and interest rate of 15.97% and require ten installments. The balance will mature at April 30th, 2025.

(D) In January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which is being amortized over the initial life of the loan (of which $1,356 remains to be amortized at December 31, 2024). Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Adler note until May 2025 at which time the payments become $5,000 per month for each note. The Company will issue 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5%.

(E) Long Term Notes - EIDL

As of December 31, 2023, the Company had two outstanding economic injury disaster loans (EIDL loan) issued under the Small Business Administration’s COVID-19 recovery program of $200,000 and $150,000. During 2024, the Company assumed another EIDL loan in the amount of $200,000 upon the acquisition of Findit, Inc. (see Note 5) resulting in total balance due as of December 31, 2024 of $550,000. The EIDL loans are secured by the Company’s assets. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, all of the EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan.

As of December 31, 2024, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F) As of December 31, 2024, four notes were issued for proceeds totaling $121,000. A total of 65,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $874 remains to be amortized at December 31, 2024) (. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The amounts recorded are net of unamortized discounts of $874 consisting of the fair value of the warrants granted. A total of $5,479 interest is included in the loan balances.

Debt Payoff Schedule

Future minimum payments under the Notes payable for the next five years and thereafter are as follows:

Years Ending December 31,	Amount
2025	$883,271
2026	104,606
2027	2,222
2028	3,286
2029	3,412
thereafter	141,080
Total payments	1,137,877
Less: Current portion	883,271
Non-current portion	$254,606

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. Each of the listed loans below indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum. The loan indicated with a B does not have stated terms. See note 10 for description of security.

The principal amount of debt from related parties is summarized in the following table:

Related Party	12/31/2024	12/31/2023
Libertas Trust - Secured	180,000	180,000	A
Wilshire Holding Trust - Secured	518,000	518,000	A
Resco Enterprises Trust - Secured	157,747	157,747	A
Avis Trust - Secured	67,606	67,606	A
Joesph Bird	32,079	–	A
Thomas Power	31,093	–	A
Richard Long	39,862	39,862	B
Total	1,026,387	963,215

Total accrued interest on related party debts was $424,277 and $292,190 at December 31, 2024 and 2023, respectively.

NOTE 10 —RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, a significant shareholder and spouse of a director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the periods ended December 31, 2024 and 2023 were $20,700 and $20,700, respectively.

Royalties

The Company sells a product subject to a royalty agreement with the VHS Pool that was set up by a predecessor entity, through two if its subsidiaries. An officer and director – Robert Long through a related entity – Lone Peak Innovative Holdings, LLC, has a creditor interest in the VHS Pool. Lone Peak Innovative Holdings, LLC has to date not received payments from the VHS Pool and the likelihood of future payments is not ascertainable.

The royalty agreement calls for the payment of 1% of the gross sales of the subject product(s). The royalty applies to any product designed to support a healthy Endothelium Glycocalyx, such as the company’s Endocalyx. The royalty agreement also calls for the payment of 1% of the proceeds, after taxes, on a liquidity event. A liquidity event is defined as the subsidiary entering an arms-length transaction with a third party or making an initial public offering. Should a liquidity even occur, the agreement requires a minimum payment to raise the pool amount to $7,500,000. The maximum amount of the VHS Pool is $15,000,000.

Royalties incurred during the periods ended December 31, 2024 and 2023 were $11,364 and $14,469, respectively.

See Note 14 of the Financial Statements for discussion of subsequent events.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and GlycoCheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the years ended December 31, 2024 and 2023. The cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Ms. Walker provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. Legal fees billed during the periods ended December 31, 2024 and 2023 were $50,874 and $102,023, respectively. The balance of $72,061 was still owed by the Company at year end. In January 2024, Ms. Walker was granted an option to acquire 6,880,000 shares of common stock at $0.13 per share. The options with a fair value of $832,092 were included in selling, general and administrative expenses.

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $199,740 and $204,612 at December 31, 2024 and 2023, respectively. Balances due prior officers and board members were $22,048 and $8,904 at December 31, 2024 and 2023, respectively.

Notes Payable – Related Parties

Certain related party loans are secured by all assets of the Company or all assets of a subsidiary as evidenced by UCC Financing Statements as follows:

Filed on Loans to BioRegenx
Libertas Trust	180,000
Wilshire Holding Trust	518,000

Filed on Loans to NuLife Sciences
Resco Enterprises Trust	157,747
Avis Trust	67,606

NOTE 11— COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases two office spaces, its headquarters in Chattanooga Tennessee and a satellite office in Alpine, Utah both are short term leases. The headquarters is leased from a related party on a month-to-month basis for $1,725 per month (See Note 9). The satellite office is leased from an unrelated party under a twelve-month extension to the original lease at $825 to $2,445 per month. The Company negotiated a release from the Alpine location lease and the lease terminated after September of 2024. In addition, the Company also rents storage space on a month-to-month basis in various locations with total monthly cost of less than $1,000 per month.

Warrants issuable upon financing

In August 2023, Hitesh Juneja, a former employee, was granted warrants in an amount to be determined based on the amount of approved equity financing related to his efforts. The grant provided for warrants equal to 0.5% of the outstanding shares at the time of the grant. Warrants for the 0.5% of outstanding shares would be issued for bringing in $1,000,000 of equity, with a maximum percentage of 7% for larger equity fundings. The warrants would be exercisable at the fair market value of the shares on the date of funding. The warrants are exercisable one third on the date of grant and one third each of the next two years. No warrants have been issued under this grant and no compensation expense has been recognized.

Company disputes and other claims

The Company is involved in disputes with certain parties, including parties that are former officers and board members and vendors associated with their activities and contractual issues. Such disputes arise from time to time in the ordinary course of conducting business. The disputes including matters involving amounts due to the Company, contract performance standards, options and warrants granted and liabilities under contracts or arrangements entered by the prior officers including with parties related to them. The Company records a liability when a particular contingency is probable and estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that any of these matters, individually or in the aggregate are estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future.

NOTE 12—INCOME TAXES

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. As of December 31, 2024, the Company expect to have ($5,409,000) of net operating loss carryovers and ($89,000) of capital loss carryovers. The Company believes the utilization of the carryforwards cannot be determined with reasonable accuracy at this time due to provisions in the tax code that could act to limit the utilization of the carryovers and uncertainty in the determination of the periods that the carryovers may be utilized against future taxable income. The Company maintains a full valuation allowance on its carryforwards. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company has adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2024, and 2023, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2021 through 2024 remain open to examination by the taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	12/31/2024	12/31/2023
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(4.4)%	(4.4)%
Change in valuation allowance	25.4%	25.4%
Income taxes at effective tax rate	0.0%	0.0%

The components of deferred taxes consist of the following at December 31, 2024 and 2023.

	12/31/2024	12/31/2023
Net operating loss carryforwards	$1,374,000	$707,000
Capital loss carryforwards	22,700	22,700
Reserves, accruals and other	839,000	39,000
Deferred stock-based compensation	1,082,000	685,000
Less: Valuation allowance	(3,317,700)	(1,453,700)
Net deferred tax assets	$–	$–

NOTE 13—SEGMENT INFORMATION

The company operates and manages its business as one reportable and operating segment as a medical testing, diagnostic and nutraceutical company. The Company focuses on commercialization of its patented technologies in its field.

The Company’s Chief Operating Decision Maker (CODM) reviews financial information and presented and decides how to allocate resources based on potential new revenues. Gross sales, cost of goods sold and net income (loss) are used for evaluating financial performance.

Significant segment items used by the CODM include gross sales, cost of goods sold, salaries, stock based compensation, distributor incentive, and legal and accounting.

	Years Ended December 31,
	2024	2023
Net sales	$2,340,106	$3,411,415
Less:
Cost of goods sold	681,685	1,099,987
Salaries and wages	550,930	938,775
Stock based compensation	3,693,725	2,238,482
Distributor incentives	173,928	490,816
Legal and accounting	481,319	405,242
Depreciation and Amortization	2,219,192	4,774
Impairments	16,212,621	–
Other operating expenses	1,090,061	1,642,173
Interest expense	290,662	191,248
Net loss	$(23,054,017)	$(3,600,082)

NOTE 14—SUBSEQUENT EVENTS

Adler Notes

On January 11th the Adler and Genesis notes went beyond the term of the loans. The management began renegotiating the notes with the lender immediately and effective February 1st, 2025 the loans were extended and restated. Adler purchased the Genesis note in anticipation of this extension. The loans were extended until October 9th, 2025 by the agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on one Adler note until May 2025 at which time the payments become $5,000 per month for each note. The Company will issue 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5%.

VHS Pool

In January of 2025, a member of the VHS Pool contacted the Company and claimed the change in ownership of Microvascular Health Solutions when it became a subsidiary of the Company in April 0f 2021 may potentially constitute a liquidity event which would accelerate the VHS Pool payments. The Company and the VHS Pool Member have since been negotiating terms of a revised royalty agreement. The parties agreed to a tolling of the statute of limitations of the potential breech until the earlier of March 31, 2026 or within in 60 days should either party terminate the agreement. The Company does not believe there has been a breech and that the effect of a revised agreement will not have a material effect on the financial statements or future operations.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended December 31, 2024. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024. Our management concluded we have the following material weaknesses . A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended December 31, 2024, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Term
William Resides	56	Chief Executive Officer, Interim Chief Financial Officer, Director	3/8/2024 to present
Suzanne Bird	60	Director	3/8/2024 to present
Thomas Powers	49	Director	3/8/2024 to present
Richard Janney	66	Director	10/7/2024 to present

Officers and Directors

The following is the biographical information for the current officers and directors of the Company.

William Resides

Mr. Resides is the Chief Executive Officer, Interim Chief Financial Officer and a Director of the Company. Mr. Resides is the Co-founder and Chief Executive Officer of NuLife (a Subsidiary of the Company) where he leads a mission of redefining health utilizing the latest in technologies and top of class products in the health and wellness sector. He has served in that role since October 2012 to present. From March 2016 to present, Mr. Resides has been a managing member of Resides Enterprises, LLC., a management consulting company. In addition, Mr. Resides has served as Vice President of Business Development for Loop Media, Inc, a public company, as well as for Crypto Insiders, LLC, and Money Clip 360, Inc. Before NuLife, Mr. Resides was in Chief Executive roles at AllTech Systems, LLC, Allwired Technologies, Inc. and Audio Visions, Inc., throughout the ’90s until 2011.

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

Thomas Powers

Mr. Powers is a Director of the Company. From 2014 to present Mr. Powers has been a Board Member of Findit Inc., a SEO firm which was acquired by the Company. From 2017 to present Mr. Powers has been the President and Founder of Rent Button, a Real Estate Rental platform.  From 2023 to present Mr. Powers has been in a senior position at Guesty, Inc, a SaaS company serving the Short Term Rental Industry. Mr. Powers has experience in B2B ventures including the Security Industry, Merchant Services, Point of Sale and SEO consulting.

Richard Janney

Mr. Janney is a Director of the Company. Mr. Richard H. Janney was the Chief Financial Officer at Lyten, Inc. from August 2022 to January 2025. ClearNote Health from July 2021 to February 2023 and Pinnacle Engines, Inc from December 2019 to June 2022. Mr. Janney was previously employed as a Chief Accounting Officer by Skye Bioscience, Inc., a Chief Accounting Officer, VP & Controller by Trident Microsystems, Inc., an Interim Chief Financial & Accounting Officer by Asyst Technologies, Inc., and an Engagement Manager at Jefferson Wells International, Inc. He received his undergraduate degree from California Polytechnic State University (San Luis Obispo).

Legal Proceedings

None of our executive officers or directors are parties to any material proceedings adverse to BioRegenx, have any material interest adverse to BioRegenx, or have, during the past ten years been subject to legal or regulatory proceedings required to be disclosed hereunder.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2024, all of our officers and directors filed Form 3 late.

Board of Directors

Our board of directors currently consists of four members. The directors are elected at the annual stockholders meeting.

Audit Committee

The Company presently has an Audit Committee consisting of two directors. Mr. Janney is a qualified financial expert an independent director and he chairs the committee.

Committees and Procedures

1	The Company does not have a standing nominating committee of the Board of Directors, or a committee that performing similar functions. Members of the Board of Directors act in lieu of the committee due to its small size. Now that the merger has occurred, the Company will move forward to finalize the required remaining committees.

2	The members of the Board who act as nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

3	The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

4	The basis for the view of the board of directors that it is appropriate for the Company not to have such a policy is that there is no need to adopt a policy for a small company.

5	The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

6	There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

7	The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

The Company has adopted a Code of Ethics for the Board and any salaried employees. Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act. Our Code of Ethics is posted on our website - www.bioregenx.com. We will satisfy the disclosure requirement of Item 5.05 of Form 8-K (which requires disclosure on Form 8-K or the Company website of certain waivers or amendments of the Company’s code of ethics) by posting information at this location on the Company website.

We undertake to provide a copy of our Code of Ethics to anyone without charge. To request a copy, please contact our investor relations via telephone, email or mail, as follows:

1-866-770-4067

support@bioregenx.com

7407 Ziegler Rd

Chattanooga, TN 37421

Stockholder Director Nomination Procedures

There have not been any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards.

Policy on Timing of Equity Award Grants

The Compensation Committee and the Board have not established written policies regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) They do however as a matter of practice take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation. During 2024, the timing of grant of stock options did not trigger disclosures hereunder.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary executive compensation information for our “Named Executive Officers”, determined for the fiscal year ended December 31, 2024, for each of fiscal years ended December 31, 2024 and December 31, 2023.

Summary Compensation Table

		Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)
William Resides, Chief Executive Officer and	2023	187,500	0	0	0	15,000	202,500
Interim Chief Financial Officer	2024	157,500	0	0	0	0	157,500

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, grants of stock options to purchase our Common Stock made to the Named Executive Officers named in the Summary Compensation Table are as follows:

Stock Option Grants

In August 2023, Hitesh Juneja was granted warrants to purchase 18,654,016 shares of the Company’s common stock under the Plan for services performed. The warrants had exercise price of $0.19 per share, expiring 10 years from date of grant, and with total fair value at the date of grant determined to be $2,238,482. The warrants vested one third at the date of the grant and one third each for the next two years. The services of Mr. Juneja were eventually terminated during 2023, however since there was no determinable period for earn-out, the full fair value of the award was recorded at date of termination. As such, compensation expense in the amount of $2,238,482 for the warrants granted was recorded in 2023.

During the year ended December 31, 2024, the Company granted options to acquire 23,573,328 shares of its common stock at $0.13 per share with a fair value of $2,851,045 to two directors, one of whom was an officer. The options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. At the grant date 12,213,328 of the options with a fair value of $1,491,833 vested immediately. Both directors resigned in July of 2024.  As the options did not include a forfeiture provision, or any acceleration clauses, Management determined to account for the full amount of the award as a cost during the year ended December 31, 2024 as there were no future services to be performed. The full value of the options granted with a fair value of $2,851,045 are included in selling, general and administrative expenses in the accompanying statements of operations.

Outstanding Equity Awards

There were no equity awards outstanding at year end held by Named Executive Officers.

Option Exercises

There were no options exercised by our Named Executive Officers or directors from inception through fiscal year end December 31, 2024.

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

Recovery of Erroneously Awarded Compensation

None.

Director Compensation

We did not pay our directors any compensation during fiscal years ended December 31, 2024. Beginning in fiscal year 2025, director compensation is currently set at $7,500 per quarter per director payable in Company equity. The Company has not yet issued equity to the directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of [April 15, 2025 ], 2025 for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of [April 15, 2025], 2025. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of [April 15, 2025], 2025 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is[7407 Ziegler Rd, Chattanooga, TN 37421].

The percentages below are calculated based on 3,800 shares of our Series A preferred stock and 956,994,100 shares of our common stock issued and outstanding. Each share of our common stock is entitled to one vote per share and each share of our Series A preferred stock is entitled to 2,500 votes. Except as otherwise indicated in the footnotes to the table set forth below, all persons listed have sole voting power and investment power, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership of their common stock. Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o BioRegenx, Inc., 7407 Ziegler Rd, Chattanooga, Tennessee 34721

The beneficial owners, management and directors do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

	Shares Beneficially Owned
	Common Stock		Series A Preferred Stock		Total Voting Power
Name of Beneficial Owner	Number	%	Number	%	%

Named Beneficial Executive Officers and Named Directors
William Resides(1)	218,730,145	22.86%	1,120	29.47%	22.92%
Suzanne Bird(2)	93,655,264	9.79%	480	12.63%	9.81%
Thomas Power	3,790,607	0.40%	0	0.00%	0.39%
Richard Janney	0	0.00%	0	0.00%	0.00%

All executive officers and directors as a group (4 persons)	316,176,016	33.04%	1,600	42.10%	33.12%

5% Shareholders
Wilshire Holding Trust, (William Resides Trustee)	197,864,944	20.68%	1,008	26.53%	20.73%
JARA Irrevocable Trust (Robert Doran Trustee)(3)	73,800,000	7.71%	400	10.53%	7.74%
Libertas Trust (Joseph Bird and Suzanne Bird JT Trustees)	84,799,264	8.86%	432	11.37%	8.89%
RNL Lonepeak Holding, LLC Robert Long, Member and Robert Long(4)	200,853,872	20.99%	1,015	26.79%	21.05%
Hans Vink Beheer BV, Hans Vink, principal	122,619,600	12.81%	617	16.24%	12.85%

_________________

(1)	William Resides, an officer and director of the Company is the Trustee of the Wilshire Holding Trust. Additionally, William Resides controls Resides Enterprises LLC which owns 195,201 common shares. The officer and director holdings include amounts held indirectly held by the identified 5% shareholder.
(2)	Suzanne Bird, a director of the Company is a co-Trustee of the Libertas Trust and spouse of Joseph Bird. The officer and director holdings include amounts held indirectly by the identified 5% shareholder.
(3)	Robert Doran, a former officer and former director of the Company is the Trustee of the JARA Irrevocable Trust.
(4)	Robert Long, a former officer and former director of the Company is (a)(the) member of RNL Loanpeak Holdings, LLC which owns 187,447,552 common shares and 1,015 series A preferred shares. He is trustee of Robert M Long Trust which owns 899,280 common shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, a significant shareholder and spouse of a director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the periods ended December 31, 2024 and 2023 were $20,700 and $20,700, respectively.

Royalties

The Company sells a product subject to a royalty agreement with the VHS Pool that was set up by a predecessor entity, through two if its subsidiaries. A significant stockholder – Robert Long through a related entity – Lone Peak Innovative Holdings, LLC, has a creditor interest in the VHS Pool. Lone Peak Innovative Holdings, LLC has to date not received payments from the VHS Pool and the likelihood of future payments are not ascertainable.

The royalty agreement calls for the payment of 1% of the gross sales of the subject product(s). The royalty applies to any product designed to support a healthy Endothelium Glycocalyx, such as the company’s Endocalyx. The royalty agreement also calls for the payment of 1% of the proceeds, after taxes, on a liquidity event. A liquidity event is defined as the subsidiary entering an arms-length transaction with a third party or making an initial public offering. Should a liquidity even occur, the agreement requires a minimum payment to raise the pool amount to $7,500,000. The maximum amount of the VHS Pool is $15,000,000.

Royalties incurred during the years ended December 31, 2024 and 2023 were $11,364 and $14,469, respectively.

See Note 14 of the Financial Statements for discussion of subsequent events.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and GlycoCheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the years ended December 31, 2024 and 2023. The cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Jody provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. Legal fees billed during the periods ended December 31, 2024 and 2023 were $50,874 and $102,023, respectively. The balance of $72,061 was still owed by the Company at year end. In January 2024, Jody was granted 6,880,000 option to acquire common stock at $0.13 per share. The options with a fair value of $832,092 were included in selling, general and administrative expenses,

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $199,740 and $204,612 at December 31, 2024 and 2023, respectively. Balances due prior officers and board members were $22,048 and $8,904 at December 31, 2024 and 2023, respectively.

Notes Payable – Related Parties

Certain related party loans are secured by all assets of the Company or all assets of a subsidiary as evidenced by UCC Financing Statements as follows:

Filed on Loans to BioRegenx
Libertas Trust	180,000
Wilshire Holding Trust	518,000

Filed on Loans to NuLife Sciences
Resco Enterprises Trust	157,747
Avis Trust	67,606

Equity Instruments Issued for Service

See Note 7 of the Financial Statements for discussion of options issued to officers and directors.

Director Independence

As of the date of this Annual Report, our board has four directors. The board has determined that Richard Janney is our sole “independent director” as defined by Rule 5605(a)(2) of The NASDAQ Stock Market Rules (the “NASDAQ Rules”). Independence of board members shall be re-evaluated by the board annually.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2024, and 2023.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2024, and 2023:

 ,

	2024	2023

Audit Fees	$96,531	$134,837
Tax Fees	–	–
All Other Fees	–	–
Total	$96,531	$1,34,837

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees

The aggregate fees billed for the years ended December 31, 2024 and 2023 for professional services rendered by Weinberg for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2024 and 2023 were $96.531 and $134,837, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2024 and 2023 for assurance and related services by Weinberg that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $96,531 and $134,837, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Weinberg during the years ended December 31, 2024 and 2023 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

We have an audit committee which is comprised of two board members, one of which we have determined is an “independent director” and financial expert. Our audit committee pre-approve all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services and, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm. In fiscal year ending December 31, 2024, all audit services provided by Weinberg and fees paid to Weinberg were unanimously pre-approved according to our policy.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2024 and 2023

Statements of Operations for the years ended December 31, 2024 and 2023

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023

Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith or incorporated by reference as noted:

Exhibit No.	Description
2.1	Acquisition Agreement dated December 5, 2023 by and among BioRegenx, Inc., DocSun BioMedical Holdings, Inc. and its shareholders (incorporated by reference to exhibit 2.1 to Form 10-Q/A as filed October 9, 2024)
2.2	Agreement and Plan of Merger dated December 29, 2022 by and between BioRegenx, Inc. (merged out entity) and Findit, Inc. (the surviving entity) (incorporated by reference to exhibit 2.2 to Form 10-Q/A as filed October 9, 2024)
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024 (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
4(vi)	Description of Securities
4.1	Form of 2024 16% Convertible Note (incorporated by reference to exhibit 4.1 to Form 10-Q as filed October 9, 2024)
4.2	Form of 2024 Warrant (incorporated by reference to exhibit 4.2 to Form 10-Q as filed October 9, 2024)
10.1	Distribution Agreement dated December 1, 2014 by and between MicroVascular Health Solutions, LLC and Glycocheck B.V (incorporated by reference to exhibit 10.1 to Form 10-Q/A as filed October 9, 2024)
10.2	Agreement dated May 13, 2015 by and between Vascular Health Sciences, LLC, Theodore C. Skokos, Loan Peak Innovative Holdings, LLC, JD2 Holdings, Inc., Dayid Daniels, Atmadharma, LLC, Bruce Bouche, the Ted and Shannon Skokos Foundation, and Pvsa Investments LLC, on one hand, and Microvascular Health Solutions LLC, Vigorous Health LLC, and Robert Long, on the other hand (incorporated by reference to exhibit 10.2 to Form 10-Q/A as filed October 9, 2024)
10.3	Form of 2024 16% Convertible Note Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 10-Q as filed October 9, 2024)
14	Code of Ethics
19	Insider Trading Policy
21	Subsidiaries
31	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Annual Report on Form 10-k for the fiscal year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Annual Report on Form 10-K for the quarter ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioRegenx, Inc.

/s/ William Resides

By: William Resides

Its: Chief Executive Officer

(Principal Executive Officer)

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/William Resides William Resides	Chief Executive Officer, Interim Chief Financial Officer, Director (Principal Executive Officer; Principal Financial Officer)	April 15, 2025

/s/Suzanne Bird	Director	April 15, 2025
Suzanne Bird

/s/Thomas Powers	Director	April 15, 2025
Thomas Powers

/s/Richard Janney	Director	April 15, 2025
Richard Janney

