Form 10-K/A
period 2024-12-31
BIOREGENX, INC.
filed 2025-04-16
CIK 1593184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment is being filed due to the discovery of an error in the originally filed form 10-K. There was a scrivener’s error in transcribing the consolidated statement of deficit. Two columns have been added to the consolidated statement of deficit that were omitted in the original filing, see page 23 for the corrected statement. No other material changes have been made to the document.

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

The accompanying notes are an integral part of these consolidated financial statements

BIOREGENX, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
Revenues:
Gross sales	$2,601,839	$3,687,945
Returns (Including common stock and warrants issued for refunds of $53,626 in 2024 and $263,371 in 2023)	(261,733)	(276,530)
Net Sales	2,340,106	3,411,415
Cost of sales	681,685	1,099,987
Gross profit	1,658,421	2,311,428
Operating expenses:
Distributors incentives	173,928	490,816
Selling, general and administrative	5,851,190	5,229,446
Amortization expense	2,184,037	–
Impairment expense	16,212,621	–
Total operating expenses	24,421,776	5,720,262
Loss from operations	(22,763,355)	(3,408,834)

Other expense:
Interest expense and financing costs (including related party interest of $135,036 in 2024 and $147,885 in 2023)	(290,662)	(191,248)

Net loss	$(23,054,017)	$(3,600,082)

Weighted average common shares outstanding - basic and diluted	939,510,471	639,780,272
Loss per share - basic and diluted	$(0.02)	$(0.01)

Comprehensive loss:
Net Loss	$(23,054,017)	$(3,600,082)
Other comprehensive loss
Foreign currency translation adjustment	2,976	18,790
Other comprehensive loss	$(23,051,041)	$(3,581,292)

The accompanying notes are an integral part of these consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2022	759,713,808	$759,714	3,800	$4	$5,649,972	$(8,917,896)	$(19,732)	$(2,527,938)
Issuance of common shares and warrants in private placement	9,039,488	9,039	–	–	1,333,102	–	–	1,342,141
Issuance of common shares and warrants for returns	2,080,000	2,080	–	–	455,100	–	–	457,180
Issuance of warrants for services	–	–	–	–	2,238,482	–	–	2,238,482
Net loss	–	–	–	–	–	(3,600,082)	–	(3,600,082)
Other comprehensive income	–	–	–	–	–	–	18,790	18,790
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)

	Common Stock		Preferred Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	–	$–	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)
Issuance of common shares for services	4,184,000	4,184	–	–	1,936,000	268,620	569,876	–	–	842,680
Fair value of options issued to officers and directors for services	–	–	–	–	–	–	2,851,045	–	–	2,851,045
Issuance of common shares for returns	480,000	480	–	–	–	–	31,496	–	–	31,976
Issuance of warrants for returns	–	–	–	–	–	–	21,650	–	–	21,650
Issuance of common shares and warrants as loan incentives	144,000	144	–	–	–	–	21,120	–	–	21,264
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	–	–	10,579,200	–	–	10,656,000
Shared issued (retained) by Findit Inc.'s shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–			–	(23,054,017)	–	(23,054,017)
Other comprehensive income	–	–	–	–	–	–	–	–	2,976	2,976
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	1,936,000	$268,620	$30,965,084	$(35,571,995)	$2,034	$(3,379,259)

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

