Form 10-Q
period 2025-03-31
BIOREGENX, INC.
filed 2025-05-15
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Registrant’s Telephone number, including area code: (866) 770-4067

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of May 13, 2025 was 960,292,958 shares of its $0.001 par value common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$83,625	$58,404
Accounts receivable	11,155	14,992
Inventories, net	140,438	111,094
Prepaid expenses and other current assets	59,043	123,306
Total current assets	294,261	307,796
Property and equipment, net	188,362	200,739
TOTAL ASSETS	$482,623	$508,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$490,796	$427,478
Accounts payable - related parties	222,053	221,788
Accrued expenses	514,531	452,960
Accrued interest - related party	459,732	424,277
Notes payable and loans (including $522,500 in default)	880,796	883,271
Notes payable and loans - related parties	1,027,137	1,026,387
Deferred revenue	189,282	197,027
Total current liabilities	3,784,327	3,633,188
Notes payable and loans, net of current	257,220	254,606
TOTAL LIABILITIES	4,041,547	3,887,794

Stockholders’ Deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 960,292,958 issued and outstanding as of March 31, 2025 and 956,994,100 as of December 31, 2024	960,293	956,994
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800 shares	4	4
Additional paid-in capital	31,319,653	30,965,084
Common stock issuable, 1,936,000 shares at December 31, 2024	–	268,620
Accumulated deficit	(35,838,849)	(35,571,995)
Accumulated other comprehensive income (loss)	(25)	2,034
TOTAL STOCKHOLDERS’ DEFICIT	(3,558,924)	(3,379,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$482,623	$508,535

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Gross sales	$516,490	$684,949
Returns (including common stock and warrants issued for refunds of $115,460 in the period ended March 31, 2024)	(1,343)	(135,401)
Net sales	515,147	549,548
Cost of sales	109,116	165,390
Gross profit	406,031	384,158
Operating expenses:
Distributors incentives	8,278	54,658
Selling, general and administrative (including equity compensation granted to officers, directors and contractors of $183,140 in the period ended March 31, 2025 and $1,650,802 in the period ended March 31, 2024)	590,368	3,408,936
Total operating expenses	598,646	3,463,594
Loss from operations	(192,615)	(3,079,436)

Other expense:
Interest expense and financing costs (Including related party interest of $35,455 in the three months ended in March 31, 2025 and $31,063 in March 31, 2024.	(74,239)	(73,022)
Net loss	$(266,854)	$(3,152,458)

Weighted average common shares outstanding - basic and diluted	956,994,100	767,597,772
Loss per share - basic and diluted	$(0.00)	$(0.00)

Comprehensive Loss:
Net Loss	$(266,854)	$(3,152,458)
Other comprehensive loss
Foreign currency translation adjustment	(2,059)	1,041
Other comprehensive loss	$(268,913)	$(3,151,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

For the three months ended March 31, 2024

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	–	–	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)

Issuance of common shares for services	4,040,000	4,040	–	–	–	–	617,696	–	–	621,736
Fair value of options issued to officers and directors for services	–	–	–	–	–	–	1,650,282	–	–	1,650,282
Fair value of common shares and warrants issued for refunds	160,000	160	–	–	–	–	41,391	–	–	41,551
Issuance of common shares as loan incentive	144,000	144	–	–	–	–	19,836	–	–	19,980
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	–	–	10,579,200	–	–	10,656,000
Shares issued (retained) by Findit Inc’s shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–	–	–	–	(3,152,458)	–	(3,152,458)
Other Comprehensive income	–	–	–	–	–	–	–		1,041	1,041
Balance, March 31, 2024	956,530,100	$956,530	3,800	$4	–	–	$29,799,102	$(15,670,436)	$99	$15,085,299

For the three months ended March 31, 2025

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	1,936,000	$268,620	$30,965,084	$(35,571,995)	$2,034	$(3,379,259)

Issuance and vesting of common shares for services	1,936,000	1,936	–	–	(1,936,000)	(268,620)	336,574	–	–	69,890
Issuance of common shares to directors	285,715	286	–	–	–	–	5,457	–	–	5,743
Issuance of common shares as loan incentive	500,000	500	–	–	–	–	5,400	–	–	5,900
Issuance of common shares for settlement of payables	577,143	577	–	–	–	–	7,138	–	–	7,715
Net loss					–	–		(266,854)	–	(266,854)
Other Comprehensive loss	–	–	–	–	–	–	–	–	(2,059)	(2,059)
Balance, March 31, 2025	960,292,958	$960,293	3,800	$4	–	$–	$31,319,653	$(35,838,849)	$(25)	$(3,558,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES:
Net loss	$(266,854)	$(3,152,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,377	500,530
Amortization of debt discounts	1,515	11,228
Fair value of options issued to officers and directors for services	–	1,650,282
Fair value of common shares issued for services	75,633	621,736
Fair value of common shares issued as loan incentives	5,900	–
Accrued interest added to debt balance	9,789	–
Fair value of warrants issued for refunds	–	19,351
Change in operating assets and liabilities:
Accounts receivable	3,837	93,406
Inventories	(29,344)	4,186
Prepaid expenses and other assets	64,264	58,363
Accounts payable	71,032	129,162
Accounts payable - related parties	265	(31,915)
Accrued expenses and other liabilities	61,571	(40,764)
Accrued interest - related parties	35,455	29,707
Deferred Revenue	(7,745)	2,936
Net cash used in operating activities	37,695	(104,250)

INVESTING ACTIVITIES:
Purchases of property and equipment	–	(189,390)
Purchases of Intangibles	–	(2,652)
Cash acquired in DocSun transaction	–	1,445
Net cash used in investing activities	–	(190,597)

FINANCING ACTIVITIES:
Note and loan payments	(10,415)	(17,438)
Increase in note and loan balances	–	300,000
Net cash provided by financing activities	(10,415)	282,562
NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	(2,059)	1,041
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	25,221	(11,244)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	58,404	125,402
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$83,625	$114,158

CASH PAID FOR:
Interest	$23,193	$2,924
Income taxes	–	–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings, Inc.	–	10,656,000
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	–	7,318,594
Fair value of common stock and warrants issued for refunds offset to deferred revenue	–	22,200
Fair value of common stock and warrants issued for loan fees offset to loan discounts	–	19,980
Reclass of deposits to intangibles	–	150,000
Debt discount upon issuance of notes payable	–	30,000
Issuance of common stock to settle accounts payable	7,715	–
Net non-cash activities	$7,715	$18,196,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of the management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the three months ended March 31, 2025, the Company incurred a net loss of $266,854, generated cash from operations of $37,695 and had a Stockholders’ deficit of $3,558,924 as of that date. At March 31, 2025, the Company had cash on hand in the amount of $83,625. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Disaggregation of Revenue

Gross revenue received consisted of the following product sources:

For the three months ended	03/31/2025	03/31/2024
Medical testing	$48,533	$160,645
Wellness devices	10	58,387
Nutritional	467,531	461,239
Other sales	416	4,678
Total Gross Sales	$516,490	$684,949

Gross revenue received consisted of the following customer types:

For the three months ended	03/31/2025	3/31/2024
Medical and Academic	$167,688	$313,549
Customers and Direct Sales	264,874	308,454
Reseller	83,928	62,946
Total Gross Sales	$516,490	$684,949

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied.

In 2024, the Company fulfilled its performance obligations for previously deferred shipments of wellness products and medical test machines, recognizing approximately $95,000 and $466,000 in revenue, respectively, for the year ended December 31, 2024. The revenue from medical test machines was reduced by $237,000, reflecting the fair value of equity instruments issued as refunds. Additionally, deferred revenue balance was reduced by approximately $22,000 due to the fair value of common stock issued for returns on items for which revenue had not been recognized (see Note 8). As of December 31, 2024, the Company’s deferred revenue had a balance of $197,000, primarily consisting of $189,000 in customer advances for products not yet shipped. As of March 31, 2025, the Company had deferred revenue of $189,282, which was primarily related to funds received from customers in advance of shipment.

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was previously a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

As of March 8th, 2024, the date of the merger, the Company’s common shares were publicly traded on the OTC Markets Group exchange. On the date of merger and for subsequent transactions the fair values of equity instruments are determined with reference to the share price reported on the public exchange. For the period of January 1, 2024 through March 7, 2024 and during the year ended December 31, 2023, common shares of the Company were not publicly traded and the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising costs incurred during the three months ended March 31, 2025 and 2024 were $21,020 and $11,702, respectively.

Research and Development

Research and development costs are expensed as incurred per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730. Research and development costs incurred during the three-month ended March 31, 2025 and 2024 were $-0- and $25,536, respectively.

Net Income (Loss) per Share

We calculate basic net income (loss) per share using the weighted average number of common stock shares outstanding during the period. For the calculation of diluted net income (loss) per share, we give effect to all the shares of common stock that were outstanding during the period plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive. Dilutive potential shares of common stock consist of incremental shares of common stock issuable upon exercise of stock options and warrants.

For the three months ended March 31, 2025 and 2024, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the three months ended March 31, 2025 if their effect had been dilutive include 47,292,344 outstanding options and warrants to purchase our common stock and 1,936,000 unvested shares of common stock.

Segments

The Company operates in one segment for the manufacture and distribution of its products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Recently Issued Accounting Standard

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

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

Finished Goods:	03/31/2025	12/31/2024
Medical testing	$19,172	$23,476
Wellness devices	31,130	57,144
Nutritional	90,136	30,474
Total Finished Goods	$140,438	$111,094

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing components are salable separately in the form received. Nutritional inventories are purchased in finished form .

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	03/31/2025	12/31/2024
Prepaid Commissions	$5,163	$5,163
Other current assets	53,880	118,143
Total	$59,043	$123,306

NOTE 4 – ACQUISITION OF DOCSUN TECHNOLOGY

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

The technology acquired from DocSun was being amortized based on an expected useful life of 5 years. During the year ended December 31, 2024, the Company amortized $2,107,960 of the capitalized cost resulting in a remaining unamortized balance of $8,665,108. Management performed its annual impairment test relating to the value of its Intangible assets as of December 31, 2024 and determined that it could no longer support it’s carrying value, and as such, recorded an impairment charge of $8,665,108.

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

The proforma results of operations of Findit for the three-month periods ended March 31, 2025, were not material.

NOTE 6—ISSUANCE OF COMMON STOCK AND OPTIONS

Issuance of common stock for services

During the period ended March 31, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended March 31, 2024 4,040,000 of the shares with a fair value of $621,736 vested and are included in Selling, General and administrative expenses. As of December 31, 2024, there were 1,936,000 unvested shares with a fair value of approximately $268,620 issuable. During the period ended March 31, 2025, the remaining $268,820 vested and is included in Selling, General and administrative expenses for the period, and 1,936,000 of the shares issuable at December 31, 2024 were issued.

During the period ended March 31, 2025 the Company granted 285,715 shares of its common stock with an aggregate fair value of $5,743 to its directors for services.

Issues of common stock as settlement of amounts due

In September of 2024, the Company entered into a contract with a consultant to serve as a subsidiary’s interim Chief Operating Officer. The compensation under this agreement calls for $12,000 a month in equity as valued at the time of the issuance. During the period ended March 31, 2025 the Company issued 577,143 shares of its common stock with an aggregate fair value of $7,715 to this consultant as in payment of certain amounts due.

Issuance of common stock as loan incentives

In the three months ended March 31, 2025, the Company granted 500,000 shares of its common stock with a fair value of $5,900 to two note holders as a loan fee. In the three months ended March 31, 2024, the Company granted 144,000 shares of its common stock with a fair value of $19,980 to two note holders.  The fair value of the shares issued were accounted for as loan fees.

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

Stock option awards

During the period ended March 31, 2024 the Company granted options to acquire 23,575,328 shares of its common stock at $.13 per share with a fair value of $2,851,047 to two officers and directors. At grant date 853,328 of the options vested immediately, and 22,720,000 of the options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended March 31, 2024, options with a fair value of $1,650,282 vested and are included in Selling, General and administrative expenses.

For stock options and warrants granted, the Company estimated the fair value of each stock option or warrant at grant dates using the Black-Scholes option-pricing model with the following assumptions:

2024
Risk-free interest rate	4.17%
Expected dividend yield	0.00%
Expected volatility	130%
Expected life	4 yr

A summary of all stock options and warrants outstanding as of March 31, 2025 follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	47,292,344	$0.19
Granted	–	–
Exercised	–	–
Forfeited	–	–
Outstanding as of March 31, 2025	47,292,344	$0.19
Exercisable at March 31, 2025	35,394,328	$0.18

Options and Warrants Outstanding and Exercisable at March 31, 2025:

Range of Exercise Price	#of Options and Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining (Years)
$0.13 to 0.37	35,394,328	$0.18	4.95

The outstanding and exercisable options and warrants had no intrinsic as on March 31, 2025.

NOTE 7—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties. Loans from unrelated parties are as follows:

	March 31, 2025	December 31, 2024
(A) Howard notes - In Default	$100,000	$100,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	5,712	11,128
(D) Alder and Genesis Glass notes	331,584	328,644
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Other notes	128,945	126,479
Total notes due	1,138,741	1,138,751
Less unamortized discount	(725)	(874)
Total, net of discount	1,138,016	1,137,877
Less current portion	(880,796)	(883,271)
Total long term	$257,220	$254,606

16

____________________

(A)	The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B)	The Goff note had a maturity date of February 13th, 2016 and is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C)	Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments.

(D)	On January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Genesis Glass note until May 2025 at which time the payments become $5,000 per month for each note. The Company has issue 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5%.

(E)	Long Term Notes – EIDL

As of December 31, 2023, the Company had two outstanding economic injury disaster loans (EIDL loan) issued under the Small Business Administration’s COVID-19 recovery program of $200,000 and $150,000. During 2024, the Company assumed another EIDL loan in the amount of $200,000 upon the acquisition of Findit, Inc. (see Note 5) resulting in total balance due as of March 31, 2025 and December 31, 2024 of $550,000. The EIDL loans are secured by the Company’s assets. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, all of the EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan.

As of March 31, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F)	As of March 31, 2025 and December 31, 2024, four notes including accrued interest in aggregate amounts of $128,945 and $126,479, respectively, were due. A total of 65,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $725 remains to be amortized at March 31, 2025) (. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The amounts recorded are net of unamortized discounts of $725 consisting of the fair value of the warrants granted. A total of $7,995 interest is included in the loan balances.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. Each of the listed loans below indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear interest rates from 8% to 16% per annum. The loan indicated with a B does not have stated terms. See note 10 for description of security.

The principal amount of debt from related parties is summarized in the following table:

Related Party	03/31/2025	12/31/2024
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
Thomas Power	31,843	31,093	A
JS Bird	32,079	32,079	A
Richard Long	39,862	39,862	B
Total	$1,027,137	$1,026,387

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $459,732 at March 31, 2025 and $424,277 at December 31, 2024.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its headquarters in Chattanooga Tennessee on a short-term lease. The headquarters is leased from a related party on a month-to-month basis for $1,725 per month. In addition, the Company also rents storage space on a month-to-month basis in various locations total monthly cost was less than $1,000 per month.

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

VHS Pool

In January of 2025, a member of the VHS Pool contacted the Company and claimed the change in ownership of Microvascular Health Solutions when it became a subsidiary of the Company in April of 2021 may potentially constitute a liquidity event which would accelerate the VHS Pool payments. The Company and the VHS Pool Member have since been negotiating terms of a revised royalty agreement. The parties agreed to a tolling of the statute of limitations of the potential breech until the earlier of March 31, 2026 or within in 60 days should either party terminate the agreement. The Company does not believe there has been a breach and that the effect of a revised agreement will not have a material effect on the financial statements or future operations.

GlycoCheck B.V. Lawsuit

On April 21, 2025, former officers and directors of the Company, Bob Long and Hans Vink, in their capacity as directors of GlycoCheck B.V. (“GlycoCheck”), filed a complaint against the Company and its subsidiary, MicroVascular Health Solutions, LLC, in the Business and Chancery Court of the State of Utah, alleging breach of contract and related damages resulting from unpaid royalties and unjust enrichment. The plaintiffs are claiming damages in excess of $566,682. The Company has evaluated the claims and considers them to be without merit, based on the following reasons; (1) in November 2023, GlycoCheck lost its license to use the technology, which was the basis of the contract that is the subject of the claim, (2) the licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement and (3) there were no amounts paid or accrued under the contract during the years ended December 31, 2024 and 2023.

The Company records a liability when a particular contingency is probable and estimable. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that this matter is estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future.

Company disputes and other claims

The Company is involved in other disputes, not disclosed individually, with certain parties, including parties that are former officers and board members and vendors associated with their activities. Such disputes arise from time to time in the ordinary course of conducting business. The disputes including matters involving amounts due to the Company, contract performance standards, and liabilities under contracts or arrangements entered by the prior officers including with parties related to them. The Company records a liability when a particular contingency is probable and estimable. The Company faces contingencies that are reasonably possible to occur; however, they cannot currently be estimated. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that any of these matters, individually or in the aggregate are estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future.

NOTE 9 — RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, an officer and director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the three months ended March 31, 2025 and 2024 were $5,175 and $5,175, respectively.

Royalties

The Company sells a product subject to a royalty agreement with the VHS Pool that was set up by a predecessor entity, through two if its subsidiaries. A former officer and director – Robert Long through a related entity – Lone Peak Innovative Holdings, LLC, has a creditor interest in the VHS Pool. Lone Peak Innovative Holdings, LLC has to date not received payments from the VHS Pool and the likelihood of future payments are not ascertainable.

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

Royalties paid during the three months periods ended March 31, 2025 and 2024 were $2,717 and $2,975, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink were directors of BioRegenx, Inc. and are directors of Glycocheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the three months ended March 31, 2025 and the year ended 2024. The cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement. See Note 10 – Subsequent Events.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Jody provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. The balance of $72,061 was still owed by the Company as of March 31, 2025. In January 2024, Jody was granted 6,880,000 option to acquire common stock at $0.13 per share. The options with a fair value of $832,092 were included in selling, general and administrative expenses Legal fees paid during three-month periods ended March 31, 2025 and 2024 were $-0- and $-0-, respectively.

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $200,138 at March 31, 2025, and $199,740 at December 31, 2024. Balances due prior officers and board members were $21,915 at March 31, 2025 and $22,048 at December 31, 2024.

Notes Payable – Related Parties

Certain related party loans are secured by all assets of the Company or all assets of a subsidiary as evidenced by UCC Financing Statements as follows:

Filed on Loans to BioRegenx
Libertas Trust	$180,000
Wilshire Holding Trust	518,000

Filed on Loans to NuLife Sciences
Resco Enterprises Trust	$157,747
Avis Trust	67,606

NOTE 10—SUBSEQUENT EVENTS

GlycoCheck Intangible Property

On May 5, 2025, the Company entered into a binding sub-license and purchase agreement with the owners of certain intangible technology and distribution license on which the GlycoCheck systems are based. The agreement calls for a royalty of $500 for each GlycoCheck system sold, a prepaid royalty account within 30 days of the contract date. The sub-license and royalty period applies retroactively to November of 2023. The contract calls for a minimum of $750,000 in royalties over a three-year sub-license term. The Company is obligated to exercise a purchase option to purchase the intangible property for $1,000,000, payable in common shares of the Company at a time of its choosing within the sub-license term. As part of the agreement the Company will receive all accounts receivables of the licensor and is obligated to reimburse the intangible property owners for patent renewals including the last two years or approximately $37,000 in reimbursements of past costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was originally incorporated on December 23, 1998 in the state of Nevada as “Knowledge Networks, Inc.” The Company’s name was changed to “Findit, Inc.” on March 25, 2016. On March 8, 2024, the Company was the surviving corporation in a merger transaction (described below), and, as part of the merger transaction, the Company’s name was changed to “BioRegenx, Inc.”

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

The tables presented below compare our results of operations for the three months ended March 31, 2025 to the three months ended March 31, 2024, in both dollars and percentages.

	For the Three Months Ended
	March 31, 2025	March 31, 2024	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$516,490	$684,949	$(168,459)	(25%	)
Returns	(1,343)	(135,401)	134,058	99%
Net sales	515,147	549,548	(34,401)	(6%	)
Cost of sales	109,116	165,390	56,274	34%
Gross profit	406,031	384,158	21,873	6%
Operating expenses:
Distributors incentives	8,278	54,658	46,380	85%
Selling, general and administrative	590,368	3,408,936	2,818,568	83%
Total operating expenses	598,646	3,463,594	2,864,948	83%
Loss from operations	(192,615)	(3,079,436)	2,886,821	94%
Interest expense and financing costs	(74,239)	(73,022)	(1,217)	(2%	)
Total other expenses	(74,239)	(73,022)	(1,217)	(2%	)
Net Loss	$(266,854)	$(3,152,458)	$2,885,604	92%

For the three months ended March 31, 2025, the Company had gross sales of $516,490 and returns of $(1,343) resulting in net sales of $515,147. Comparatively, for the three months ended March 31, 2024, the Company had gross sales of $684,949 and returns of $(135,401) resulting in net sales of $549,548. Net sales decreased by 25% and returns decreased by 99% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The resulting decrease in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional sales.

Cost of sales were $109,116 resulting in gross profit of $406,031 for the three months ended March 31, 2025. Cost of sales were $165,390 resulting in gross profit of $384,158 for the three months ended March 31, 2024. Cost of goods sold decreased by 34% and gross profit increased by 6% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine and its effect on nutritional sales.

For the three months ended March 31, 2025, the Company paid out distributors’ incentives of $8,278 and other selling, general and administrative expenses of $590,368 resulting in total operating expenses of $598,646. These selling, general and administrative expenses consisted primarily of employee expenses of $116,076 and other operating expenses of $474,272. Other operating expenses consisted of advertising and marketing of $21,020, depreciation expense of $12,377, software costs of $1,700, bank and payment charges of $18,395, contract labor of $31,490, legal and accounting of $119,909, professional services of $203,920, which includes $83,348 of fair value of grants of common shares, insurance of $10,421, taxes and licenses of $4,779, rent & lease of $9,375 and miscellaneous expenses of $40,906. Additionally, the Company had interest expense and financial costs of $74,239 resulting in net loss of $(266,854) for the three months ended March 31, 2025.

Comparatively, for the three months ended March 31, 2024, the Company paid out distributors’ incentives of $54,658 and had selling, general and administrative expenses of $3,408,936 resulting in total operating expenses of $3,463,594. These selling, general and administrative expenses consisted primarily of employee expenses of $1,392,311, which includes $1,070,663 of fair value of option grants and operating expenses of $2,016,625. Operating expenses consisted of advertising and marketing of $11,702, software costs of $25,836, bank and payment charges of $18,176, contract labor of $51,027, legal and accounting of $162,668, professional services of $1,175,675, which includes $1,090,464 of fair value of option and common share grants, insurance of $19,648, taxes and licenses of $7,796, postage and freight of $8,519, rent & lease of $11,537, travel of $4,723 and miscellaneous expenses of $519,318. Additionally, the Company had interest expense and financial costs of $73,022 resulting in net loss of $(3,152,458) for the three months ended March 31, 2024.

Distributor incentives decreased by 85% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as a result of the reduction in distributor sales between the periods. Selling, general and administrative expenses decreased by 83% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, relating primarily to the decrease in equity compensation recorded during the three months ended March 31, 2025.

The Company had a loss from operations of $(192,615) and $(3,079,436) for the three months ended March 31, 2025 and March 31, 2024, respectively. For those same periods, the Company had interest expense and interest expense and financing costs of $74,239 and $73,022. As a result, the Company had a net loss of $(266,854) and $(3,152,458) for the three months ended March 31, 2025 and March 31, 2024, respectively. Net loss decreased by 92% and interest expense increased by 2% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The resulting decreases related to decreases in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional sales which were offset by decreased in equity compensation, legal, accounting, professional and miscellaneous expenses. Interest expense increased due to higher debt balances during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Operating Activities. For the three months ended March 31, 2025, the Company had net loss of $(266,854). During that period, the Company incurred depreciation and amortization expense of $12,377, amortization of debt discount of $1,515, issued common shares for services with a fair value of $81,533 and capitalized interest to loan balances of $9,789. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $3,837, an increase in inventories of $(29,344), a decrease in prepaid expenses and other assets of $64,264, an increase in accounts payable of $71,032, an increase in accounts payable - related parties of $265, an increase in accrued expenses and other liabilities of $61,571, an increase in accrued expenses and other liabilities - related parties of $35,455 and a decrease of deferred revenue of $(7,745). As a result, the Company had net cash provided by operating activities of $37,695 for the three months ended March 31, 2025.

Comparatively, for the three months ended March 31, 2024, the Company had net loss of $(3,152,458). During that period, the Company incurred depreciation and amortization expense of $500,530, amortization of debt discount of $11,228, issued warrants to officers and directors with a fair value of $1,650,282, issued common shares for services with a fair value of f $621,736 and issued warrants for refunds with a fair value of $19,351. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $93,406, a decrease in inventories of $4,186, a decrease in prepaid expenses and other assets of $58,363, an increase in accounts payable of $129,162, a decrease in accounts payable - related parties of $(31,915), a decrease in accrued expenses and other liabilities of $(40,764), an increase in accrued expenses and other liabilities-related parties of $29,707 and an increase of deferred revenue of $2,936. As a result, the Company had net cash used in operating activities of $(104,250) for the three months ended March 31, 2024.

Investing Activities. For the three months ended March 31, 2025, the Company did not pursue any investing activities.

For the three months ended March 31, 2024, the Company made purchases of property and equipment of $(189,390), cash acquired in the DocSun transaction of $1,445 and acquired intangibles of $(2,652). As a result, the Company had net cash used in investing activities of $(190,597) for the three months ended March 31, 2024.

Financing Activities.

For the three months ended March 31, 2025, the Company made note and loan payments of $(10,415). As a result, the Company had net cash used in financing activities of $(10,415).

For the three months ended March 31, 2024, the Company made note and loan payments of $(17,438) and had an increase in note and loan balances of $300,000. As a result, the Company had net cash provided by financing activities of $282,562 for the three months ended March 31, 2024.

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

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties. Loans from unrelated parties are as follows:

	March 31, 2025	December 31, 2024
(A) Howard notes - In Default	$100,000	$100,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	5,712	11,128
(D) Alder and Genesis Glass notes	331,584	328,644
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Other notes	128,945	126,479
Total notes due	1,138,741	1,138,751
Less unamortized discount	(725)	(874)
Total, net of discount	1,138,016	1,137,877
Less current portion	(880,796)	(883,271)
Total long term	$257,220	$254,606

(A)	The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B)	The Goff note had a maturity date of February 13th, 2016 and is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C)	Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments.

(D)	On January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Genesis Glass note until May 2025 at which time the payments become $5,000 per month for each note. The Company has issue 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5%.

(E)	Long Term Notes – EIDL

As of December 31, 2023, the Company had two outstanding economic injury disaster loans (EIDL loan) issued under the Small Business Administration’s COVID-19 recovery program of $200,000 and $150,000. During 2024, the Company assumed another EIDL loan in the amount of $200,000 upon the acquisition of Findit, Inc. (see Note 5) resulting in total balance due as of March 31, 2025 and December 31, 2024 of $550,000. The EIDL loans are secured by the Company’s assets. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, all of the EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan.

As of March 31, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F)	As of March 31, 2025 and December 31, 2024, four notes including accrued interest in aggregate amounts of $128, 945 and $126,479, respectively, were due. A total of 65,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $725 remains to be amortized at March 31, 2025) (. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The amounts recorded are net of unamortized discounts of $725 consisting of the fair value of the warrants granted. A total of $7,995 interest is included in the loan balances.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. Each of the listed loans below indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear interest rates from 8% to 16% per annum. The loan indicated with a B does not have stated terms. See note 10 for description of security.

The principal amount of debt from related parties is summarized in the following table:

Related Party	03/31/2025	12/31/2024
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
Thomas Power	31,843	31,093	A
JS Bird	32,079	32,079	A
Richard Long	39,862	39,862	B
Total	$1,027,137	$1,026,387

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $459,732 at March 31, 2025 and $424,277 at December 31, 2024.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2025. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as set forth below.

•	Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal control over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

•	Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

•	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended March 31, 2025, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see Note 8 “Commitments and Contingencies – Company Disputes and Other Claims in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2025 the Company granted 285,715 shares of its common stock with an aggregate fair value of $5,743 to its directors for services.

During the period ended March 31, 2025 the Company issued 577,143 shares of its restricted common stock valued at $7,715 to a consultant as payment for services under a services agreement.

In the three months ended March 31, 2025, the Company granted 500,000 shares of restricted common stock valued at $5,900 to two note holders as a loan fee.

The foregoing securities were issued pursuant to exemption under 4(a)(2) of the Securities Act of 1933, as amended on the basis that there was no public offering and the Company’s pre-existing relationship with each of the recipients.

Item 3. Defaults Upon Senior Securities

Notes payable of $522,500 are in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024 (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
31	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

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

Date: May 15, 2025

