Form 10-Q
period 2025-06-30
BIOREGENX, INC.
filed 2025-08-14
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of August 13, 2025 was 961,156,152 shares of its $0.001 par value common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,456	$58,404
Accounts receivable	21,115	14,992
Inventories, net	134,228	111,094
Prepaid expenses and other current assets	47,774	123,306
Total current assets	249,573	307,796
Property and equipment, net	175,985	200,739
Intangible assets, net	725,000	–
TOTAL ASSETS	$1,150,558	$508,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$568,799	$427,478
Accounts payable - related parties	332,373	221,788
Accrued expenses	405,495	452,960
Accrued interest - related party	495,676	424,277
Notes payable and loans (including $522,500 in default)	970,117	883,271
Notes payable and loans - related parties	1,027,885	1,026,387
Deferred revenue	125,174	197,027
Total current liabilities	3,925,519	3,633,188
Royalty Liability	700,000	–
Notes payable and loans, net of current	179,747	254,606
TOTAL LIABILITIES	4,805,266	3,887,794

Stockholders’ Deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 961,156,152 issued and outstanding as of June 30, 2025 and 956,994,100 as of December 31, 2024	961,156	956,994
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800 shares	4	4
Additional paid-in capital	31,408,548	30,965,084
Common stock issuable, 1,936,000 shares at December 31, 2024	–	268,620
Accumulated deficit	(36,017,194)	(35,571,995)
Accumulated other comprehensive income (loss)	(7,222)	2,034
TOTAL STOCKHOLDERS’ DEFICIT	(3,654,708)	(3,379,259)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,150,558	$508,535

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Gross sales	$446,784	$857,534	$963,274	$1,542,483
Returns (including common stock and warrants issued for refunds of $41,511 in the period ended June 30, 2024)	(814)	(123,502)	(2,158)	(258,903)
Net sales	445,970	734,032	961,116	1,283,580
Cost of sales	93,514	264,154	202,630	429,544
Gross profit	352,456	469,878	758,486	854,036

Operating expenses:
Distributors incentives	2,987	112,588	11,265	167,246
Selling, general and administrative (including equity compensation granted to officers, directors and contractors of $173,106 in the period ended June 30, 2025 and $2,512,706 in the period ended June 30, 2024)	456,728	1,397,087	1,047,095	4,806,023
Total operating expenses	459,715	1,509,675	1,058,360	4,973,269

Loss from operations	(107,259)	(1,039,797)	(299,874)	(4,119,233)

Other expense:
Interest expense and financing costs (Including related party interest of $35,455 in the six months ended in June 30, 2025 and $31,063 in June 30, 2024.	(71,086)	(66,331)	(145,325)	(139,353)
Net loss	$(178,345)	$(1,106,128)	$(445,199)	$(4,258,586)

Weighted average common shares outstanding - basic and diluted	959,205,422	956,530,100	957,743,493	956,530,100
Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Comprehensive Income:
Net Loss	$(178,345)	$(1,106,128)	$(445,199)	$(4,258,586)
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,197)	518	(9,256)	1,560
Other comprehensive loss	$(185,542)	$(1,105,610)	$(454,455)	$(4,257,026)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

For the six months ended June 30, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)

Issuance of common shares for services	4,040,000	4,040	–	–	685,529	–	–	689,569
Fair value of options issued to officers and directors for services	–	–	–	–	1,823,136	–	–	1,823,136
Fair value of common shares and warrants issued for refunds	160,000	160	–	–	41,391	–	–	41,551
Issuance of common shares as loan incentive	144,000	144	–	–	20,695	–	–	20,839
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	10,579,200	–	–	10,656,000
Shares issued (retained) by Findit Inc's shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–	–	(4,258,586)	–	(4,258,586)
Other Comprehensive income	–	–	–	–	–	–	1,560	1,560
Balance, June 30, 2024	956,530,100	$956,530	3,800	$4	$30,040,648	$(16,776,564)	$618	$14,221,236

For the six months ended June 30, 2025

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	1,936,000	$268,620	$30,965,084	$(35,571,995)	$2,034	$(3,379,259)

Issuance and vesting of common shares for services	1,936,000	1,936	–	–	(1,936,000)	(268,620)	401,740	–	–	135,056
Issuance of common shares to directors	571,430	572	–	–	–	–	10,601	–	–	11,173
Issuance of common shares as loan incentive	500,000	500	–	–	–	–	5,400	–	–	5,900
Issuance of common shares for services	1,154,622	1,154	–	–	–	–	25,723	–	–	26,877
Net loss								(445,199)		(445,199)
Other Comprehensive loss	–	–	–	–	–	–	–	–	(9,256)	(9,256)
Balance, June 30, 2025	961,156,152	$961,156	3,800	$4	$–	$–	$31,408,548	$(36,017,194)	$(7,222)	$(3,654,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

For the three months ended June 30, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance, April 1, 2024	956,530,100	$956,530	3,800	$4	$29,799,102	$(15,670,436)	$99	$15,085,299

Issuance of common shares for services	–	–	–	–	67,833	–	–	67,833
Fair value of options issued to officers and directors for services	–	–	–	–	172,854	–	–	172,854
Issuance of common shares as loan incentive	–	–	–	–	859	–	–	859
Net loss	–	–	–	–	–	(1,106,128)	–	(1,106,128)
Other Comprehensive income	–	–	–	–	–	–	519	519
Balance, June 30, 2024	956,530,100	$956,530	3,800	$4	$30,040,648	$(16,776,564)	$618	$14,221,236

For the three months ended June 30, 2025

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, April 1, 2025	960,292,958	$960,293	3,800	$4	$31,319,653	$(35,838,849)	$(25)	$(3,558,924)

Issuance and vesting of common shares for services	577,479	577	–	–	83,751	–	–	84,328
Issuance of common shares to directors	285,715	286	–	–	5,144	–	–	5,430
Net loss	–	–	–	–	–	(178,345)	–	(178,345)
Other Comprehensive loss	–	–	–	–	–	–	(7,197)	(7,197)
Balance, June 30, 2025	961,156,152	$961,156	3,800	$4	$31,408,548	$(36,017,194)	$(7,222)	$(3,654,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES:
Net loss	$(445,199)	$(4,258,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,754	1,070,261
Amortization of debt discounts	319	24,801
Fair value of options issued to officers and directors for services	–	1,823,136
Fair value of common shares issued for services	173,106	689,569
Fair value of common shares issued as loan incentives	5,900	19,351
Interest capitalized to debt balance	6,759	–
Change in operating assets and liabilities:
Accounts receivable	(6,123)	93,638
Inventories	(23,136)	73,605
Prepaid expenses and other assets	75,533	91,337
Accounts payable	141,321	190,115
Accounts payable - related parties	110,585	(16,999)
Accrued expenses and other liabilities	(47,465)	(5,167)
Accrued interest - related parties	71,399	59,413
Deferred Revenue	(71,853)	(136,065)
Net cash provided by (used in) operating activities	40,900	(281,591)

INVESTING ACTIVITIES:
Purchases of property and equipment	–	(189,390)
Purchases of Intangibles	(50,000)	(2,652)
Cash acquired in DocSun transaction	–	1,445
Net cash used in investing activities	(50,000)	(190,597)

FINANCING ACTIVITIES:
Note and loan payments	(23,592)	(29,458)
Increase in note and loan balances	30,000	400,000
Increase in note and loan balances - related parties	–	32,079
Net cash provided by financing activities	6,408	402,621
NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	(9,256)	1,560
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(11,948)	(68,007)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	58,404	125,402
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$46,456	$57,395

CASH PAID FOR:
Interest	$44,012	$36,621
Income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings, Inc.	$–	$10,656,000
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	$–	$7,318,594
Fair value of common stock and warrants issued for refunds offset to deferred revenue	$–	$22,200
Fair value of common stock and warrants issued for loan fees offset to loan discounts	$–	$20,839
Reclass of deposits to intangibles	$–	$150,000
Debt discount upon issuance of notes payable	$–	$30,000
Liability incurred upon acquisition of intangible	$700,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc., a Nevada corporation, common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Registrant which represented 90.0% of the voting securities of the Registrant. Concurrently, holder(s) of the Registrant’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The Series A and Series B preferred shares represented a voting control of 98.47% of the Registrant. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. As a result of the merger, the former shareholders of Findit retained 104,552,804 shares of common stock. The exchange value of Registrant’s stock that was retained was valued at $7,318,594, based on the trading price of Registrant as of the date of the Merger. Due to the change in control the accounting acquirer in the merger is BioRegenx, Inc., a Nevada Corporation the Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 805. This acquired company (Registrant) is accounted for as an acquisition and the activities of the acquired company are included in the consolidated financial statements starting with the acquisition. Assets are liabilities are reported at the purchase price allocated to the relative fair market value. The financial information reported before the merger date is that of the accounting acquirer, with adjustments to capital accounts and share amounts to reflect the surviving company’s legal capital structure. The name of the Registrant was changed to BioRegenx, Inc. (the “Company”).

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of the management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the six months ended June 30, 2025, the Company incurred a net loss of $445,199 and had a Stockholders’ deficit of $3,654,708 as of that date. At June 30, 2025, the Company had cash on hand in the amount of $46,456. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Disaggregation of Revenue

Gross revenue received consisted of the following product sources:

For the three months ended	06/30/2025	6/30/2024
Medical testing	$87,116	$338,319
Wellness devices	5,168	107,961
Nutritional	354,263	408,815
Other sales	237	2,439
Total Gross Sales	$446,784	$857,534

For the six months ended	06/30/2025	6/30/2024
Medical testing	$135,649	$498,964
Wellness devices	5,177	166,348
Nutritional	821,794	870,055
Other sales	654	7,116
Total Gross Sales	$963,274	$1,542,483

Gross revenue received consisted of the following customer types:

For the three months ended	06/30/2025	6/30/2024
Medical and Academic	$181,746	$459,962
Customers and Direct Sales	265,038	397,572
Reseller	–	–
Total Gross Sales	$446,784	$857,534

For the six months ended	06/30/2025	6/30/2024
Medical and Academic	$349,435	$773,511
Customers and Direct Sales	529,912	706,026
Reseller	83,927	62,946
Total Gross Sales	$963,274	$1,542,483

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially, filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied.

In 2024, the Company fulfilled its performance obligations for previously deferred shipments of wellness products and medical test machines, recognizing approximately $95,000 and $466,000 in revenue, respectively, for the year ended December 31, 2024. The revenue from medical test machines was reduced by $237,000, reflecting the fair value of equity instruments issued as refunds. Additionally, deferred revenue balance was reduced by approximately $22,000 due to the fair value of common stock issued for returns on items for which revenue had not been recognized (see Note 8). As of December 31, 2024, the Company’s deferred revenue had a balance of $197,027, primarily consisting of $189,000 in customer advances for products not yet shipped. As of June 30, 2025, the Company had deferred revenue of $125,174, which was primarily related to funds received from customers in advance of shipment.

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

As of March 8th, 2024, the date of the merger, the Company’s common shares were publicly traded on the OTC Markets Group exchange. On the date of merger and for subsequent transactions the fair values of equity instruments are determined with reference to the share price reported on the public exchange. For the period of January 1, 2024 through March 7, 2024, common shares of the Company were not publicly traded and the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising costs incurred during the three months ended June 30, 2025 and 2024 were $24,547 and $16,377, respectively Advertising costs incurred during the six months ended June 30, 2025 and 2024 were $45,567 and $28,079, respectively.

Research and Development

Research and development costs are expensed as incurred per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730. Research and development costs incurred during the three-month ended June 30, 2025 and 2024 were $-0- and $7,500, respectively. Research and development costs incurred during the six months ended June 30, 2025 and 2024 were $-0- and $35,809, respectively.

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

For the six months ended June 30, 2025 and 2024 , there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the six months ended June 30, 2025 if their effect had been dilutive include 47,307,344 outstanding options and warrants to purchase our common stock and 1,936,000 unvested shares of common stock.

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

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

Finished Goods:	06/30/2025	12/31/2024
Medical testing	$11,260	$23,476
Wellness devices	30,116	57,144
Nutritional	92,852	30,474
Total Finished Goods	$134,228	$111,094

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing components are salable separately in the form received. Nutritional inventories are purchased in finished form .

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	06/30/2025	12/31/2024
Prepaid commissions	$5,163	$5,163
Other current assets	42,611	118,143
Total	$47,774	$123,306

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

The technology acquired from Findit was being amortized based on an expected useful life of 5 years. During the year ended December 31, 2024, the Company amortized $76,000 of the capitalized cost resulting in a remaining unamortized balance of $392,000. Management performed its annual impairment test relating to the recorded value of its Goodwill and Intangibles relating to the acquisition of Findit and determined that it could not support the carrying value from current operations as of December 31, 2024, and as such, recorded an impairment charge of $7,497,998.

The proforma results of operations of Findit for the three and six month period ended June 30, 2024, were not material.

NOTE 6—INTANGIBLES

Identifiable intangible assets consisted of the following:

	06/30/2025	12/31/2024
Prepaid royalties	$750,000	$–
Less accumulated amortization	(25,000)	–
Net intangible assets	$725,000	$–

On May 5, 2025, the Company entered into a binding sub-license and purchase agreement with the owners of certain intangible technology and distribution license on which the GlycoCheck systems are based. The sub-license and royalty period applies retroactively to November of 2023. The agreement calls for a royalty of $500 for each GlycoCheck system sold. The contract calls for an unconditional minimum of $750,000 in royalties over the three-year sub-license term. The Company is amortizing the license agreement as the units are sold. The Company has recorded $25,000 in royalty expense related to the commitment in the three-months ending June 30, 2025.

See Notes 9 Commitments and Contingencies.

NOTE 7—ISSUANCE OF COMMON STOCK AND OPTIONS

Issuance of common stock for services

During the period ended March 31, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the periods ended June 30, 2025 and 2024 shares with a fair value of $135,056 and $621,736 vested and are included in Selling, General and administrative expenses. As of December 31, 2024, there were 1,936,000 unvested shares with a fair value of approximately $268,620 issuable. In February, 2025, the 1,936,000 shares issuable at December 31, 2024 were issued and recorded $135,056 for the unvested shares from previous grants. As of June 30, 2025, unamortized compensation of $270,859 will be recognized through December 31, 2025.

During the period ended June 30, 2025, the Company issued 1,154,622 common shares to consultants and professionals for services with an aggregate fair value of $26,877 which was recorded to general and administrative expenses.

During the period ended June 30, 2025 the Company granted 571,430 shares of its common stock with an aggregate fair value of $11,173 to its directors and an officer for services provided.

Issuance of common stock as loan incentives

In the six months ended June 30, 2024, the Company granted 144,000 shares of its common stock with a fair value of $20,839 to two note holders. The fair value of the shares issued were accounted for as loan fees. In the six months ended June 30, 2025, the Company granted 500,000 shares of its common stock with a fair value of $5,900 to two note holders as a loan fee.

Issuance of common stock and warrants for refunds

In November 2023, the Company offered to certain customers whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. There were 2,080,000 shares with a fair value of $390,000 and 480,000 options with a fair value of $67,180 issued in 2023 under the offer. In January of 2024, there were 160,000 shares with a fair value of $22,200 and 160,000 options with a fair value of $19,351 issued under the offer. The offer was closed in January 2024. For accounting purposes, the Company recorded fair value of the shares and options issued during the period ended June 30, 2024 in the aggregate amount of $41,551, and reduced deferred revenue by $22,200 and returns reserves by $19,351 for the period ended June 30, 2024.

Stock option awards

During the period ended June 30, 2024 the Company granted options to acquire 23,575,328 shares of its common stock at $.13 per share with a fair value of $2,851,047 to two officers and directors. At grant date 853,328 of the options vested immediately, and 22,720,000 of the options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended June 30, 2024, options with a fair value of $1,823,136 vested and are included in Selling, General and administrative expenses.

For stock options and warrants granted, the Company estimated the fair value of each stock option or warrant at grant dates using the Black-Scholes option-pricing model with the following assumptions:

2024
Risk-free interest rate	4.17%
Expected dividend yield	0.00%
Expected volatility	130%
Expected life	4 yr

A summary of all stock options and warrants outstanding as of June 30, 2025 follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	47,292,344	$0.19
Granted	15,000	0.20
Exercised	–	–
Forfeited	–	–
Outstanding as of June 30, 2025	47,307,344	$0.19
Exercisable at June 30, 2025	35,409,338	$0.18

Options and Warrants Outstanding and Exercisable at June 30, 2025:

Range of Exercise Price	#of Options and Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining (Years)
$0.13 to 0.37	35,409,338	$0.18	4.95

The outstanding and exercisable options and warrants had no intrinsic as on June 30, 2025.

NOTE 8—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties. Loans from unrelated parties are as follows:

	06/30/2025	12/31/2024
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	–	11,128
(D) Alder note, net of discount	163,267	163,644
(D) Genesis Glass note, net of discount	152,912	165,000
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Other	161,805	126,479
Total	1,150,484	1,138,751
Less unamortized discount	(620)	(874)
Less current portion	(970,117)	(883,271)
Total long term	$179,747	$254,606

(A)	The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B)	The Goff note had a maturity date of February 13th, 2016 and is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C)	Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments and were paid off as of June 30, 2025.

(D)	On January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genesis Glass. The notes are due in twelve months from the note date or before if the Company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Genesis Glass note until May 2025 at which time the payments become $5,000 per month for each note. The Company had issue 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5%.

(E)	As of December 31, 2023, the Company had two outstanding economic injury disaster loans (EIDL loan) issued under the Small Business Administration’s COVID-19 recovery program of $200,000 and $150,000. During 2024, the Company assumed another EIDL loan in the amount of $200,000 upon the acquisition of Findit, Inc. (see Note 5) resulting in total balance due as of June 30, 2025 and December 31, 2024 of $550,000. The EIDL loans are secured by the Company’s assets. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, all of the EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan.

As of June 30, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F)	As of June 30, 2025 and December 31, 2024, four and five notes including accrued interest in aggregate amounts of $181,436 and $140,621, respectively, were due. A total of 65,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $620 remains to be amortized at June 30, 2025). The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplist to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The amounts recorded are net of unamortized discounts of $620 consisting of the fair value of the warrants granted. A total of $10,806 interest is included in the loan balances.

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

The principal amount of debt from related parties is summarized in the following table:

Related Party	06/30/2025	12/31/2024
Libertas Trust	180,000	180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Power	32,591	31,093	A
Richard Long	39,862	39,862	B
	1,027,885	1,026,387

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $495,676 at June 30, 2025 and $424,277 at December 31, 2024.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

VHS Pool

In January of 2025, a member of the VHS Pool contacted the Company and claimed the change in ownership of Microvascular Health Solutions when it became a subsidiary of the Company in April of 2021 may potentially constitute a liquidity event which would accelerate the VHS Pool payments. The Company and the VHS Pool Member have since been negotiating terms of a revised royalty agreement. The parties agreed to a tolling of the statute of limitations of the potential breech until the earlier of June 30, 2026 or within in 60 days should either party terminate the agreement. The Company does not believe there has been a breach and that the effect of a revised agreement will not have a material effect on the financial statements or future operations.

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

The Company records a liability when a particular contingency is probable and estimable. While assurance cannot be given as to the outcome of these disputes, management does not currently believe that this matter is estimable or probable and is therefore unable to represent whether they would have a material adverse effect on the Company’s financial condition, liquidity or results of operations. It is reasonably possible that a change in the contingencies could result in a change in the amount recorded by the Company in the future. See Note 6 – Intangibles.

GlycoCheck Intangible Property Agreement

On May 5, 2025, the Company entered into a binding sub-license and purchase agreement with the owners of certain intangible technology and distribution license on which the GlycoCheck systems are based. The sub-license and royalty period applies retroactively to November of 2023. The agreement calls for a royalty of $500 for each GlycoCheck system sold, and the funding of a prepaid royalty account within 60 days of the contract date. The contract calls for a minimum of $750,000 in royalties over a three-year sub-license term. The Company is obligated to exercise a purchase option to purchase the intangible property for $1,000,000, payable in common shares of the Company at a time of its choosing within the three-year sub-license term. As of the contract date the Company will receive all accounts receivables of the licensor which have negligible value and have been recorded as prepaid assets at $100. The Company is also obligated to reimburse the intangible property owners for patent renewals, including the last two years, representing approximately $37,000 in reimbursements of past costs. As of June 30, 2025 approximately $22,000 remains to be paid on prior renewal costs.

See Note 6 – Intangibles.

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

NOTE 10 — RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, an officer and director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the six months ended June 30, 2025 and 2024 were $10,350 and $10,350, respectively.

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

In January of 2025, a member of the VHS Pool contacted the Company and claimed the change in ownership of Microvascular Health Solutions when it became a subsidiary of the Company in April 0f 2021 may potentially constitute a liquidity event which would accelerate the VHS Pool payments. The Company and the VHS Pool Member have since been negotiating terms of a revised royalty agreement. The parties agreed to a tolling of the statute of limitations of the potential breech until the earlier of June 30, 2026 or within in 60 days should either party terminate the agreement. The Company does not believe there has been a breech and that the effect of a revised agreement will not have a material effect on the financial statements or future operations.

Royalties paid during the three months periods ended June 30, 2025 and 2024 were $4,181 and $2,562, respectively.

Royalties paid during the six months periods ended June 30, 2025 and 2024 were $6,898 and $5,536, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink were directors of BioRegenx, Inc. and are directors of Glycocheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the three months ended June 30, 2025 and the year ended 2024. The cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement. See Note 6 – Intangibles.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Jody provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. The balance of $72,061 was still owed by the Company as of June 30, 2025. In January 2024, Jody was granted 6,880,000 option to acquire common stock at $0.13 per share. The options with a fair value of $832,092 were included in selling, general and administrative expenses. Legal fees paid during six-month periods ended June 30, 2025 and 2024 were $-0- and $-0-, respectively.

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $253,921 at June 30, 2025, and $199,740 at December 31, 2024 and from Thomas Power were $51,250 at June 30, 2025, and $-0- at December 31, 2024. Balances due prior officers and board members were $27,202 at June 30, 2025 and $22,048 at December 31, 2024.

Notes Payable – Related Parties

Certain related party loans are secured by all assets of the Company or all assets of a subsidiary as evidenced by UCC Financing Statements as follows:

Filed on Loans to BioRegenx
Libertas Trust	$180,000
Wilshire Holding Trust	$518,000

Filed on Loans to NuLife Sciences
Resco Enterprises Trust	$157,747
Avis Trust	$67,606

NOTE 11—SEGMENT INFORMATION

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

Significant segment items used by the CODM include gross sales, cost of goods sold, salaries, stock based compensation, distributor incentive, legal and accounting, depreciation and amortization and interest expense.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Sales	445,970	734,032	961,116	1,283,580
Less:
Cost of Sales	93,514	264,154	202,630	429,544
Salaries and Wages	117,724	183,408	215,944	365,402
Stock Based Compensation	89,758	240,687	173,106	2,512,705
Distributors incentives	2,987	112,588	11,265	167,246
Legal and accounting	115,701	110,335	265,310	273,003
Depreciation and amortization	12,377	569,731	49,754	1,095,062
Other operating expenses	121,168	292,926	342,981	559,851
Interest expense	71,086	66,331	145,325	139,353
Net loss	$(178,345)	$(1,106,128)	$(445,199)	$(4,258,586)

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

The tables presented below compare our results of operations for the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024, in both dollars and percentages.

	For the Three Months Ended
	June 30, 2025	June 30, 2024	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$446,784	$857,534	$(410,750)	-48%
Returns	(814)	(123,502)	122,688	99%
Net sales	445,970	734,032	(288,062)	-39%
Cost of sales	93,514	264,154	170,640	65%
Gross profit	352,456	469,878	(117,422)	-25%
Operating expenses:
Distributors incentives	2,987	112,588	109,601	97%
Selling, general and administrative	456,728	1,397,087	940,359	67%
Total operating expenses	459,715	1,509,675	1,049,961	70%
Loss from operations	(107,259)	(1,039,797)	932,538	90%
Interest expense and financing costs	(71,086)	(66,330)	(4,755)	-7%
Net loss	$(178,345)	$(1,106,128)	$927,783	84%

For the three months ended June 30, 2025, the Company had gross sales of $446,784 and returns of $(814) resulting in net sales of $445,970. Comparatively, for the three months ended June 30, 2024, the Company had gross sales of $857,534 and returns of $(123,502) resulting in net sales of $734,032. Net sales decreased by 39% and returns decreased by 99% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The resulting decrease in net sales and returns related to the product issues experienced with the medical testing machine.

Cost of sales were $93,514 resulting in gross profit of $352,456 for the three months ended June 30, 2025. Cost of sales were $264,154 resulting in gross profit of $469,878 for the three months ended June 30, 2024. Cost of goods sold decreased by 65% and gross profit decreased by 25% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine.

For the three months ended June 30, 2025, the Company paid out distributors’ incentives of $2,987 and other selling, general and administrative expenses of $456,728 resulting in total operating expenses of $459,715. These selling, general and administrative expenses consisted primarily of employee expenses of $124,513 and other operating expenses of $335,202. Other operating expenses consisted of advertising and marketing of $24,547, depreciation expense of $12,377, software costs of $2,178, bank and payment charges of $1,352, contract labor of $24,650, legal and accounting of $115,701, professional services of $48,921, which includes $ 89,759 of fair value of grants of common shares, insurance of $9,222, taxes and licenses of $1,346, rent & lease of $17,801 and miscellaneous expenses of $77,107. Additionally, the Company had interest expense and financial costs of $71,086 resulting in net loss of $(178,345) for the three months ended June 30, 2025.

Comparatively, for the three months ended June 30, 2024, the Company paid out distributors’ incentives of $112,588 and had selling, general and administrative expenses of $1,397,087 resulting in total operating expenses of $1,509,675. These selling, general and administrative expenses consisted primarily of employee expenses of $332,863, amortization expense of $562,089 and operating expenses of $502,135. Operating expenses consisted of advertising and marketing of $16,377, software costs of $9,973, product development costs of $450, bank and payment charges of $18,273, contract labor of $55,578, legal and accounting of $110,335, professional services of $218,475, insurance of $20,868, taxes and licenses of $4,971, rent & lease of $11,537, travel of $4,723 and miscellaneous expenses of $30,575. Additionally, the Company had interest expense and financial costs of $66,331 resulting in net loss of $(1,106,128) for the three months ended June 30, 2024.

Distributor incentives decreased by 97% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of the reduction in sales between the periods. Selling, general and administrative expenses decreased by 70% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, decreases relating to equity compensation granted and legal, accounting, professional and amortization cost during the three months ended June 30, 2025.

The Company had a loss from operations of $(107,259) and $(1,039,797) for the three months ended June 30, 2025 and June 30, 2024, respectively. For those same periods, the Company had interest expense and financing costs of $(71,086) and $(66,330). As a result, the Company had a net loss of $(178,345) and $(1,106,128) for the three ,months ended June 30, 2025 and June 30, 2024, respectively. Net loss decreased by 84% and interest expense increased by 7% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The resulting decreases related to decreases in net sales and in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company, equity compensation, legal, accounting, professional and amortization expenses. Interest expense increased due to higher debt balances during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

	For the Six months Ended
	30-Jun-25	30-Jun-24	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$963,274	$1,542,483	$(579,209)	-38%
Returns	(2,158)	(258,903)	256,745	99%
Net sales	961,116	1,283,580	(322,464)	-25%
Cost of sales	202,630	429,544	226,914	53%
Gross profit	758,486	854,036	(95,550)	-11%
Operating expenses:
Distributors incentives	11,265	167,246	155,981	93%
Selling, general and administrative	1,047,095	4,806,023	3,758,928	78%
Total operating expenses	1,058,360	4,973,269	3,914,909	79%
Loss from operations	(299,874)	(4,119,233)	3,819,359	93%
Interest expense and financing costs	(145,325)	(139,353)	(5,972)	-4%
Total other expenses	(145,325)	(139,353)	(5,972)	-4%
Net Loss	$(445,199)	$(4,258,586)	$3,813,387	90%

For the six months ended June 30, 2025, the Company had gross sales of $963,274 and returns of $(2,158) resulting in net sales of $961,116. Comparatively, for the six months ended June 30, 2024, the Company had gross sales of $1,542,483 and returns of $(258,903) resulting in net sales of $1,283,580. Net sales decreased by 38% and returns decreased by 99% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The resulting decrease in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional sales.

Cost of sales were $202,630 resulting in gross profit of $758,486 for the six months ended June 30, 2025. Cost of sales were $429,544 resulting in gross profit of $854,036 for the six months ended June 30, 2024. Cost of goods sold decreased by 53% and gross profit decreased by 11% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine and its effect on nutritional sales.

For the six months ended June 30, 2025, the Company paid out distributors’ incentives of $11,265 and other selling, general and administrative expenses of $1,047,095 resulting in total operating expenses of $1,058,360. These selling, general and administrative expenses consisted primarily of employee expenses of $231,349 and other operating expenses of $815,746. Other operating expenses consisted of advertising and marketing of $45,567, depreciation expense of $24,754, software costs of $3,879, bank and payment charges of $3,202, contract labor of $56,140, legal and accounting of $235,610, professional services of $252,841, which includes $173,106 of fair value of grants of common shares, insurance of $20,420, taxes and licenses of $6,125, rent & lease of $27,176 and miscellaneous expenses of $140,032. Additionally, the Company had interest expense and financial costs of $145,325 resulting in net loss of $(445,199) for the six months ended June 30, 2025.

Comparatively, For the six months ended June 30, 2024, the Company paid out distributors’ incentives of $167,246 and had selling, general and administrative expenses of $4,806,023 resulting in total operating expenses of $4,973,269. These selling, general and administrative expenses consisted primarily of employee expenses of $1,723,587, amortization expense of $1,059,860 and operating expenses of $2,022,576. Operating expenses consisted of advertising and marketing of $28,079, software costs of $35,809, bank and payment charges of $36,448, contract labor of $106,605, legal and accounting of $273,003, professional services of $1,395,737, insurance of $40,516, taxes and licenses of $12,767, postage of $8,519, rent & lease of $20,221, travel of $4,723 and miscellaneous expenses of $60,150. Additionally, the Company had interest expense and financial costs of $139,353 resulting in net loss of $(4,258,586) for the six months ended June 30, 2024.

Distributor incentives decreased by 93% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as a result of the reduction in distributor sales between the periods. Selling, general and administrative expenses decreased by 78% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, relating primarily to the decrease in equity compensation and amortization recorded during the six months ended June 30, 2025.

The Company had a loss from operations of $(299,874) and $(4,119,233) for the six months ended June 30, 2025 and June 30, 2024, respectively. For those same periods, the Company had interest expense and financing costs of $145,325 and $139,353. As a result, the Company had a net loss of $(455,199) and $(4,258,586) for the six months ended June 30, 2025 and June 30, 2024, respectively. Net loss decreased by 90% and interest expense increased by 4% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The resulting decreases related to decreases in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional sales which were offset by decreased in equity compensation, legal, accounting, professional and amortization expenses. Interest expense increased due to higher debt balances during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the six months ended June 30, 2025, the Company incurred a net loss of $445,199 and had a Stockholders’ deficit of $3,654,708 as of that date. At June 30, 2025, the Company had cash on hand in the amount of $46,456. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Operating Activities.

For the six months ended June 30, 2025, the Company had net loss of $(455,199) and had net cash provided by operating activities of $40,900. Comparatively, for the six months ended June 30, 2024, the Company had net loss of $(4,258,586) and had net cash used in operating activities of $(281,591).The improvement in cash from operations related to efforts of management to reduce expenses and conserving cash by managing aging schedules and using equity compensation.

Investing Activities.

For the six months ended June 30, 2025, the Company invested $50,000 in its acquisition of license rights.

For the six months ended June 30, 2024, the Company made purchases of property and equipment of $(189,390), cash acquired in the DocSun transaction of $1,445 and acquired intangibles of $(2,652). As a result, the Company had net cash used in investing activities of $(190,597) for the six months ended June 30, 2024.

Financing Activities.

For the six months ended June 30, 2025, the Company made note and loan payments of $(23,592) and raised funds through notes payable amounting to $30,000. As a result, the Company had net cash provided by financing activities of $6,408.

For the six months ended June 30, 2024, the Company made note and loan payments of $(29,458), had an increase in note and loan balances of $400,000 and had an increase in note and loan balances – related parties of $32,079. As a result, the Company had net cash provided by financing activities of $402,621 for the six months ended June 30, 2024.

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

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties. Loans from unrelated parties are as follows:

	06/30/2025	12/31/2024
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	–	11,128
(D) Alder note, net of discount	163,267	163,644
(D) Genesis Glass note, net of discount	152,912	165,000
(E) EIDL notes ($400,000 in default)	550,000	550,000
(G) Other	161,805	126,479
Total	1,150,484	1,138,751
Less unamortized discount	(620)	(874)
Less current portion	(970,117)	(883,271)
Total long term	$179,747	$254,606

(A)	The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B)	The Goff note had a maturity date of February 13th, 2016 and is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C)	Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments and were paid off as of June 30, 2025.

(D)	On January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genesis Glass. The notes are due in twelve months from the note date or before if the Company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Genesis Glass note until May 2025 at which time the payments become $5,000 per month for each note. The Company has issue 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5%.

(E)	As of December 31, 2023, the Company had two outstanding economic injury disaster loans (EIDL loan) issued under the Small Business Administration’s COVID-19 recovery program of $200,000 and $150,000. During 2024, the Company assumed another EIDL loan in the amount of $200,000 upon the acquisition of Findit, Inc. (see Note 5) resulting in total balance due as of June 30, 2025 and December 31, 2024 of $550,000. The EIDL loans are secured by the Company’s assets. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, all of the EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan.

As of June 30, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F)	As of June 30, 2025 and December 31, 2024, four and five notes including accrued interest in aggregate amounts of $181,436 and $140,621, respectively, were due. A total of 65,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $620 remains to be amortized at June 30, 2025). The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplist to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The amounts recorded are net of unamortized discounts of $620 consisting of the fair value of the warrants granted. A total of $10,806 interest is included in the loan balances.

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

The principal amount of debt from related parties is summarized in the following table:

Related Party	06/30/2025	12/31/2024
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Power	32,591	31,093	A
Richard Long	39,862	39,862	B
	$1,027,885	$1,026,387

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $495,676 at June 30, 2025 and $424,277 at December 31, 2024.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended June 30, 2025. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as set forth below.

•	Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal control over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

•	Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

•	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended June 30, 2025, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2025, 1,936,000 common shares issuable at December 31, 2024 with an aggregate fair value of $268,620 were issued.

During the period ended June 30, 2025, the Company issued 577,479 common shares to consultants and professionals for services with an aggregate fair value of $10,663.

During the period ended June 30, 2025 the Company granted 571,430 shares of its common stock with an aggregate fair value of $11,173 to its directors and an officer for services.

During the period ended June 30, 2025 the Company issued 577,143 shares of its restricted common stock valued at $7,715 to a consultant as payment for amounts payable under a services agreement.

In the six months ended June 30, 2025, the Company granted 500,000 shares of restricted common stock valued at $5,900 to two note holders as a loan fee.

The foregoing securities were issued pursuant to exemption under 4(a)(2) of the Securities Act of 1933, as amended on the basis that there was no public offering and the Company’s pre-existing relationship with each of the recipients.

Item 3. Defaults Upon Senior Securities

Notes payable of $522,500 are in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 5, 2025, the Company entered into a sub-license and purchase agreement with the owners of certain intangible technology and distribution license on which the GlycoCheck systems are based. The sub-license and royalty period applies retroactively to November of 2023. The agreement calls for a royalty of $500 for each GlycoCheck system sold. The contract calls for an unconditional minimum of $750,000 in royalties over the three-year sub-license term.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024 (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
10.1*	Sublicense and Assignment Agreement dated May 5, 2025
31	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

*Certain portions of this exhibit have been omitted because they are not material and are the type that the registrant treats as private or confidential.

**These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: August 14, 2025

