Form 10-Q
period 2025-09-30
BIOREGENX, INC.
filed 2025-11-14
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of November 9, 2025 was 961,992,601 shares of its $0.001 par value common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,947	$58,404
Accounts receivable	62,610	14,992
Inventories, net	109,378	111,094
Prepaid expenses and other current assets	54,221	123,306
Total current assets	273,156	307,796
Property and equipment, net	169,608	200,739
Intangible assets, net	725,000	–
TOTAL ASSETS	$1,167,764	$508,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$459,652	$427,478
Accounts payable - related parties	393,772	221,788
Accrued expenses	380,599	452,960
Accrued interest - related party	530,511	424,277
Notes payable and loans (including $522,500 in default)	1,044,827	883,271
Notes payable and loans - related parties	1,028,697	1,026,387
Deferred revenue	95,773	197,027
Total current liabilities	3,933,831	3,633,188
Royalty Liability	700,000	–
Notes payable and loans, net of current	181,069	254,606
TOTAL LIABILITIES	4,814,900	3,887,794

Stockholders’ Deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 961,992,601 issued and outstanding as of September 30, 2025 and 956,994,100 as of December 31, 2024	961,993	956,994
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800	4	4
Additional paid-in capital	31,488,626	30,965,084
Common stock issuable, 1,936,000 shares at December 31, 2024	–	268,620
Accumulated deficit	(36,097,759)	(35,571,995)
Accumulated other comprehensive income (loss)	–	2,034
TOTAL STOCKHOLDERS' DEFICIT	(3,647,136)	(3,379,259)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,167,764	$508,535

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Gross sales	$509,532	$596,510	$1,472,806	$2,138,993
Returns (including common stock and warrants issued for refunds of $41,551 in the period ended September 30, 2024)	(1,777)	(473)	(3,934)	(259,376)
Net sales	507,755	596,037	1,468,872	1,879,617
Cost of sales	81,358	114,389	283,989	543,933
Gross profit	426,397	481,648	1,184,883	1,335,684

Operating expenses:
Distributors incentives	2,316	10,587	13,581	177,833
Selling, general and administrative	432,540	236,279	1,454,635	3,982,443
Amortization expense	–	562,089	25,000	1,621,948
Total operating expenses	434,856	808,955	1,493,216	5,782,224

Loss from operations	(8,459)	(327,307)	(308,333)	(4,446,540)

Other income (expense):
Interest expense and financing costs	(72,106)	(67,553)	(217,431)	(206,906)
Net loss	$(80,565)	$(394,860)	$(525,764)	$(4,653,446)

Weighted average common shares outstanding - basic and diluted	960,873,144	956,530,100	959,052,292	928,777,082
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Comprehensive Income:
Net loss	$(80,565)	$(394,860)	$(525,764)	$(4,653,446)
Other comprehensive income (loss)
Foreign currency translation adjustment	7,222	(2,561)	(2,034)	(1,001)
Other comprehensive loss	$(73,343)	$(397,421)	$(527,798)	$(4,654,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

For the nine months ended September 30, 2024

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	–	$–	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)
Issuance of common shares for services	4,040,000	4,040	–	–	–	–	753,363	–	–	757,403
Fair value of options issued to officers and directors for services	–	–	–	–	–	–	1,491,833	–	–	1,491,833
Fair value of common shares and warrants issued for refunds	160,000	160	–	–	–	–	41,391	–	–	41,551
Issuance of common shares and warrants as loan incentive	144,000	144	–	–	–	–	21,119	–	–	21,263
Issuance of common shares to acquire technology	76,800,000	76,800	–	–		–	10,579,200	–	–	10,656,000
Shares issued (retained) by Findit Inc's shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	–	–	7,214,041		–	7,318,594
Net loss	–	–	–	–	–	–	–	(4,653,446)	–	(4,653,446)
Other comprehensive income	–	–	–	–	–	–	–	–	(1,001)	(1,001)
Balance, September 30, 2024	956,530,100	$956,530	3,800	$4	–	$–	$29,777,603	$(17,171,424)	$(1,943)	$13,560,770

For the nine months ended September 30, 2025

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	1,936,000	$268,620	$30,965,084	$(35,571,995)	$2,034	$(3,379,259)
Issuance and vesting of common shares for services	1,936,000	1,936	–	–	(1,936,000)	(268,620)	469,573	–	–	202,889
Issuance of common shares to directors	857,145	857	–	–	–	–	14,831	–	–	15,688
Issuance of common shares as loan incentive	500,000	500	–	–	–	–	5,400	–	–	5,900
Issuance of common shares for services	1,705,356	1,706	–	–	–	–	33,738	–	–	35,444
Net loss	–	–	–	–	–	–	–	(525,764)	–	(525,764)
Other Comprehensive loss	–	–	–	–	–	–	–	–	(2,034)	(2,034)
Balance, September 30, 2025	961,992,601	$961,993	3,800	$4	–	$–	$31,488,626	$(36,097,759)	$–	$(3,647,136)

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

For the three months ended September 30, 2024

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, July 1, 2024	956,530,100	$956,530	3,800	$4	–	$–	$30,040,648	$(16,776,564)	$618	$14,221,236
Issuance of common shares for services	–	–	–	–	–	–	67,834	–	–	67,834
Fair value of options issued to officers and directors for services - forfeitures, net	–	–	–	–	–	–	(331,303)	–	–	(331,303)
Issuance of common shares and warrants as loan incentive	–	–	–	–	–	–	424	–	–	424
Net loss	–	–	–	–	–	–	–	(394,860)	–	(394,860)
Other comprehensive income	–	–	–	–	–	–	–	–	(2,561)	(2,561)
Balance, September 30, 2024	956,530,100	$956,530	3,800	$4	–	–	$29,777,603	$(17,171,424)	$(1,943)	$13,560,770

For the three months ended September 30, 2025

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, July 1, 2025	961,156,152	$961,156	3,800	$4	–	$–	$31,408,548	$(36,017,194)	$(7,222)	$(3,654,708)
Issuance and vesting of common shares for services	–	–	–	–	–	–	67,833	–	–	67,833
Issuance of common shares to directors	285,715	285	–	–	–	–	4,230	–	–	4,515
Issuance and vesting of common shares for services	550,734	552	–	–	–	–	8,015	–	–	8,567
Net loss	–	–	–	–	–	–	–	(80,565)	–	(80,565)
Other Comprehensive loss	–	–	–	–	–	–	–	–	7,222	7,222
Balance, September 30, 2025	961,992,601	$961,993	3,800	$4	–	$–	$31,488,626	$(36,097,759)	$–	$(3,647,136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES:
Net loss	$(525,764)	$(4,653,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,130	1,644,726
Amortization of debt discounts	2,295	33,410
Fair value of options issued to officers and directors for services	–	1,491,833
Fair value of common shares issued for services	254,021	757,403
Interest capitalized to debt balance	10,792	2,923
Fair value of common shares issued as loan incentives	5,900	–
Fair value of warrants issued for refunds	–	19,351
Change in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(47,618)	85,139
Inventories	1,716	58,803
Prepaid expenses and other assets	69,087	82,362
Accounts payable	32,173	251,018
Accounts payable - related parties	171,984	(34,869)
Accrued expenses and other liabilities	(72,361)	23,273
Accrued interest - related parties	106,234	91,716
Deferred Revenue	(101,253)	(166,429)
Net cash used in operating activities	(30,664)	(312,787)

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,000)	(189,390)
Purchases of Intangibles	(50,000)	(2,652)
Cash acquired in DocSun transaction	–	1,445
Net cash used in investing activities	(56,000)	(190,597)

FINANCING ACTIVITIES:
Note and loan payments	(70,266)	(39,770)
Increase in note and loan balances	147,507	456,754
Increase in note and loan balances - related parties	–	32,079
Net cash provided by financing activities	77,241	449,063
NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	(2,034)	(1,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,457)	(55,321)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	58,404	125,402
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$46,947	$70,081

CASH PAID FOR:
Interest	$53,911	$70,430
Income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings, Inc.	$–	$10,656,000
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	$–	$7,318,594
Fair value of common stock and warrants issued for refunds offset to deferred revenue	$–	$22,200
Fair value of common stock and warrants issued for loan fees offset to loan discounts	$–	$21,263
Reclass of deposits to intangibles	$–	$150,000
Debt discount upon issuance of notes payable	$–	$30,000
Liability incurred upon acquisition of intangible	$700,000	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of the management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full fiscal year.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the nine months ended September 30, 2025, the Company incurred a net loss of $525,764, used cash in operations of $30,664 and had a stockholders’ deficit of $3,647,136 as of that date. At September 30, 2025, the Company had cash on hand in the amount of $46,947. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. dollar. Foreign-currency-denominated transactions are remeasured into U.S. dollars at exchange rates in effect on the transaction date; monetary assets and liabilities are remeasured at period-end rates. Resulting foreign currency transaction gains and losses are recognized in other income (expense) in the condensed consolidated statements of operations. The Company does not consolidate any foreign operations with a non-U.S.-dollar functional currency; accordingly, no translation adjustments are recorded in other comprehensive income.

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

Intangible Assets

Intangible assets consist of costs incurred for licensed technology. Amortized intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. As of December 31, 2024 management conducted its annual impairment testing and concluded that intangible assets and recorded goodwill amounting to $16,212,621 were impaired.

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

Customer Consideration and Returns. From time to time, we issue credits to customers in connection with service issues, delayed deliveries, or negotiated resolutions. Such amounts are consideration payable to a customer and are recognized as a reduction of revenue unless the payment is in exchange for a distinct good or service from the customer (ASC 606-10-32). We maintain a returns reserve based on historical experience and current-period trends; [no change / a change] in methodology occurred during the nine months ended September 30, 2025. Changes in estimates are recognized in the period identified.

Other Revenue

Other sales include fees, which are paid by the customer at the beginning of the service period, for access to online customer service applications and payment fees. Such fees are amortized over the period to which they relate, typically 12 months, which is recorded as other sales income.

Disaggregation of Revenue

Net revenue received consisted of the following product sources:

	For 3 months ended
For the three months ended	09/30/2025	09/30/2024
Medical testing	$58,890	$82,192
Wellness devices	17,185	16,252
Nutritional	431,571	496,056
Other sales	109	1,537
Total Net Sales	$507,755	$596,037

	For 9 months ended
For the nine months ended	09/30/2025	09/30/2024
Medical testing	$194,539	$339,757
Wellness devices	22,362	172,520
Nutritional	1,251,208	1,357,394
Other sales	763	9,946
Total Net Sales	$1,468,872	$1,879,617

Net revenue received consisted of the following customer types:

	For 3 months ended
For the three months ended	09/30/2025	09/30/2024
Medical and Academic	$162,041	$250,077
Customers and Direct Sales	282,768	263,033
Reseller	62,946	82,927
Total Net Sales	$507,755	$596,037

	For 9 months ended
For the nine months ended	09/30/2025	09/30/2024
Medical and Academic	$511,476	$782,189
Customers and Direct Sales	810,522	951,555
Reseller	146,874	145,873
Total Gross Sales	$1,468,872	$1,879,617

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied.

In 2024, the Company fulfilled its performance obligations for previously deferred shipments of wellness products and medical test machines, recognizing approximately $95,000 and $466,000 in revenue, respectively, for the year ended December 31, 2024. The revenue from medical test machines was reduced by $237,000, reflecting the fair value of equity instruments issued as refunds. Additionally, deferred revenue balance was reduced by approximately $22,000 due to the fair value of common stock issued for returns on items for which revenue had not been recognized (see Note 8). As of December 31, 2024, the Company's deferred revenue had a balance of $197,000, primarily consisting of $189,000 in customer advances for products not yet shipped. The Company recognized $112,000 of previously deferred revenue during the period ended September 30, 2025. As of September 30, 2025, the Company had deferred revenue of $95,775, which was primarily related to funds received from customers in advance of shipment.

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “Selling, general and administrative” line item. Advertising costs incurred during the three months ended September 30, 2025 and 2024 were $27,586 and $18,299, respectively. However, advertising costs incurred during the nine months ended September 30, 2025 and 2024 were $73,153 and $46,378 respectively.

Research and Development

Research and development costs are expensed as incurred per ASC Topic 730. None of the activities of the Company in the periods presented qualified for exceptions to the general guidance of ASC Topic 730. Research and development costs incurred during the three-month ended September 30, 2025 and 2024 were $-0- and $-0-, respectively. Research and development costs incurred during the nine months ended September 30, 2025 and 2024 were $-0- and $14,543, respectively.

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

For the nine months ended September 30, 2025 and 2024, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the nine months ended September 30, 2025 if their effect had been dilutive include 47,307,344 outstanding options and warrants to purchase our common stock.

Net Loss per Share. Basic and diluted net loss per share are the same for the periods presented because the effect of all potentially dilutive securities is anti-dilutive. Amounts may not foot due to rounding. Potentially dilutive securities excluded from the computation totaled 47,307,344 common stock equivalents as of September 30, 2025.

Segments

We operate as a single reportable segment. For consistency, depreciation of property and equipment is presented separately from amortization of intangible assets on the face of the statements, and the same convention is used in the segment information and statement of cash flows.

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

Recently Issued Accounting Standards

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures. DISE will require tabular disaggregation of expense captions (e.g., SG&A) into purchases of inventory, employee compensation, depreciation, and amortization, etc., on annual and interim bases once effective. (ASU 2024-03; ASU 2025-01 clarification.) (effective for annual periods beginning after Dec. 15, 2026 and for interim periods within fiscal years beginning after Dec. 15, 2027 (clarified by ASU 2025-01))

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

Finished Goods:	09/30/2025	12/31/2024
Medical testing	$8,150	$23,476
Wellness devices	74,141	57,144
Nutritional	27,087	30,474
Total Finished Goods	$109,378	$111,094

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing components are salable separately in the form received. Nutritional inventories are purchased in finished form with labels purchased separately in an amount to support the production run.

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	09/30/2025	12/31/2024
Prepaid commissions	$5,164	$5,163
Other current assets	49,057	118,143
Total	$54,221	$123,306

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

The technology acquired from DocSun was being amortized based on an expected useful life of 5 years. During the period ended September 30, 2024, the Company amortized $1,545,948 of the capitalized cost. Management performed its annual impairment test relating to the value of its Intangible assets as of December 31, 2024 and determined that it could no longer support it’s carrying value, and as such, recorded an impairment charge of $8,665,108 as of that date..

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

The technology acquired from Findit was being amortized based on an expected useful life of 5 years. During the period ended September 30, 2024, the Company amortized $76,000 of the capitalized cost. Management performed its annual impairment test relating to the recorded value of its Goodwill and Intangibles relating to the acquisition of Findit and determined that it could not support its carrying value from current operations as of December 31, 2024, and as such, recorded an impairment charge of $7,497,998 as of that date.

The proforma results of operations of Findit for the nine month periods ended September 30, 2025, were not material.

NOTE 6 —INTANGIBLES

Identifiable intangible assets consisted of the following:

	09/30/2025	12/31/2024
Prepaid royalties	$750,000	$–
Less accumulated amortization	(25,000)	–
Net intangible assets	$725,000	$–

On May 5, 2025, the Company entered into a binding sub-license and purchase agreement with the owners of certain intangible technology and distribution license on which the GlycoCheck systems are based. The sub-license and royalty period applies retroactively to November of 2023. At inception, the Company recognized an intangible license asset (presented within “Intangible assets, net”) and a corresponding minimum-payment obligation. The agreement calls for a royalty of $500 for each GlycoCheck system sold. The contract calls for an unconditional minimum of $750,000 in royalties over the three-year sub-license term. The Company recorded the full value of the unconditional minimum royalty due as an intangible asset as of license date, and is amortizing the license agreement as the units are sold. The Company has recorded $25,000 in royalty expense related to the commitment in the nine-months ending September 30, 2025. At September 30, 2025, $700,000 is due under the license agreement. The Company will reassess the classification and carrying amount of the royalty liability at each reporting date based on contractual amendments, waivers or payments made.

See Notes 9 Commitments and Contingencies.

NOTE 7—ISSUANCE OF COMMON STOCK AND OPTIONS

Issuance of common stock for services

During the period ended March 31, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the periods ended September 30, 2025 and 2024 shares with a fair value of $202,899 and $621,736, respectively, vested and are included in Selling, General and administrative expenses. As of December 31, 2024, there were 1,936,000 unvested shares with a fair value of approximately $268,620 issuable. In February, 2025, the 1,936,000 shares issuable at December 31, 2024 were issued and the fair value of those shares of $268,620 was released to additional paid in capital. As of September 30, 2025, unamortized compensation of $67,000 will be recognized through December 31, 2025.

During the period ended September 30, 2025, the Company issued 1,705,356 common shares to consultants and professionals for services with an aggregate fair value of $35,444 which was recorded to general and administrative expenses.

During the period ended September 30, 2025 the Company granted 857,145 shares of its common stock with an aggregate fair value of $15,688 to its directors and an officer for services provided.

Issuance of common stock as loan incentives

In the nine months ended September 30, 2024, the Company granted 144,000 shares of its common stock with a fair value of $21,263 to two note holders. The fair value of the shares issued were accounted for as loan fees. In the nine months ended September 30, 2025, the Company granted 500,000 shares of its common stock with a fair value of $5,900 to two note holders as a loan fee.

Issuance of common stock and warrants for refunds

In November 2023, the Company offered to certain customers whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. There were 2,080,000 shares with a fair value of $390,000 and 480,000 options with a fair value of $67,180 issued in 2023 under the offer. In January of 2024, there were 160,000 shares with a fair value of $22,200 and 160,000 options with a fair value of $19,351 issued under the offer. The offer was closed in January 2024. For accounting purposes, the Company recorded fair value of the shares and options issued during the period ended September 30, 2024 in the aggregate amount of $41,551, and reduced deferred revenue by $22,200 and returns reserves by $19,351 for the period ended September 30, 2024.

Stock option awards

During the period ended September 30, 2024 the Company granted options to acquire 23,575,328 shares of its common stock at $.13 per share with a fair value of $2,851,047 to two officers and directors. At grant date 853,328 of the options vested immediately, and 22,720,000 of the options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. Both directors resigned in July 2024. During the period ended September 30, 2024, options with a fair value, net of forfeitures, of $1,491,833 and are included in Selling, General and administrative expenses. As of September 30, 2024, there were no outstanding unvested options under the plan outstanding.

For stock options and warrants granted, the Company estimated the fair value of each stock option or warrant at grant dates using the Black-Scholes option-pricing model with the following assumptions:

2024
Risk-free interest rate	4.17%
Expected dividend yield	0.00%
Expected volatility	130%
Expected life	4 yr

A summary of all stock options and warrants outstanding as of September 30, 2025, without the effect of forfeitures, follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2024	47,292,344	$0.19
Granted	15,000	0.20
Exercised	–	–
Forfeited	–	–
Outstanding as of September 30, 2025	47,307,344	$0.19
Exercisable at September 30, 2025	41,627,344	$0.18

Options and Warrants Outstanding and Exercisable at September 30, 2025:

Range of Exercise Price	#of Options and Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining (Years)
$0.13 to 0.37	41,627,344	$0.18	4.02

The outstanding and exercisable options and warrants had no intrinsic as on September 30, 2025.

NOTE 8—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties.

Loans from unrelated parties are as follows:

	09/30/2025	12/31/2024
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	9,510	11,128
(D) Alder note, net of discount	152,914	163,644
(D) Genesis Glass note, net of discount	142,294	165,000
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Stripe Capital	83,651	–
(G) Other	165,027	126,479
Total	1,225,896	1,138,751
Less unamortized discount	–	(874)
Less current portion	(1,044,827)	(883,271)
Total long term	$181,069	$254,606

(A)	The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B)	The Goff note had a maturity date of February 13th, 2016, the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C)	Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments.

(D)	On January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was amortized over the initial life of the loan. Subsequent to December 31, 2024 the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Genesis Glass note until May 2025 at which time the payments become $5,000 per month for each note. The Company issued 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increase to 1.5%. On October 9, 2025, the Adler and Genesis Glass notes were restructured and extended to October 11, 2026. The balance of each note was replaced by a single note equal to the existing principal balance of the old notes. The new note carries a 1% interest rate per month and a require payment of $10,000 per month.

(E)	Long Term Notes – EIDL

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

As of September 30, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F)	On July 24th 2025, the Company took out a loan from Stripe Capital, a company affiliated with one of its credit card processors. The original principal of the loan was $105,800. The finance charge is stated as a fixed amount of $7,935 or 7% of the amount to be repaid. Payments are made on a daily basis with 22% of the sales volume processed through the Stripe merchant account being applied against the total amount to be repaid. There is a minimum repayment amount of $12,637 that applies to each 60 day period which has not affected the repayment amounts as of September 30, 2025. The loan does not have a fixed term for repayment but is expected to be fully repaid in 8 to 10 months. The remaining principal balance at September 30, 2025 is $83,651.

(G)	As of September 30, 2025, five notes were issued for proceeds totaling $160,000. A total of 80,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $-0- remains to be amortized at September 30, 2025). One of the convertible notes with an original principal amount of $30,000 is owned to a related party and the balance is reported in the Related Party Loans section below. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. A total of $14,027 interest is included in the loan balances under (G) in the table above.

As of September 30, 2025, payments on both Economic Injury Disaster Loan (EIDL) facilities were delinquent. Consistent with the Company’s policy, any past-due principal and interest amounts payable within twelve months are classified as current liabilities on the condensed consolidated balance sheet. In addition, the Company’s July 24, 2025 Stripe Capital facility had a remaining principal balance of $83,651 as of September 30, 2025 and requires daily remittances. Management is pursuing extensions and other arrangements to cure delinquencies and improve liquidity.

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

The principal amount of debt from related parties is summarized in the following table:

Related Party	09/30/2025	12/31/2024
Libertas Trust	180,000	180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Power	33,403	31,093	A
Richard Long	39,862	39,862	B
	1,028,697	1,026,387

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $530,511 at September 30, 2025 and $424,277 at December 31, 2024.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its headquarters in Chattanooga Tennessee on a short term lease. The headquarters is leased from a related party on a month-to-month basis for $1,725 per month. In addition, the Company also rents storage space on a month-to-month basis in various locations total monthly cost was less than $1,000 per month.

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

GlycoCheck B.V. Lawsuit

On April 21, 2025, former officers and directors of the Company, Bob Long and Hans Vink, in their capacity as directors of GlycoCheck B.V. (“GlycoCheck”), filed a complaint against the Company and its subsidiary, MicroVascular Health Solutions, LLC, in the Business and Chancery Court of the State of Utah, alleging breach of contract and related damages resulting from unpaid royalties and unjust enrichment. The plaintiffs are claiming damages in excess of $566,682. The Company has evaluated the claims and considers them to be without merit, based on the following reasons; (1) in November 2023, GlycoCheck lost its license to use the technology, which was the basis of the contract that is the subject of the claim, (2) the licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement and (3) there were no amounts paid or accrued under the contract during the years ended December 31, 2024 and 2023. During the quarter ended September 30, 2025, Bob Long and Hans Vink were removed as directors of GlycoCheck B.V. and the suit was dismissed by the current directors of GlycoCheck B.V. See Note 12 Subsequent Events.

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

GlycoCheck Intangible Property Agreement

On May 5, 2025, the Company entered into a binding sub-license and purchase agreement with the owners of certain intangible technology and distribution license on which the GlycoCheck systems are based. The sub-license and royalty period applies retroactively to November of 2023. The agreement calls for a royalty of $500 for each GlycoCheck system sold, and the funding of a prepaid royalty account with $50,000 within 60 days of the contract date. The contract calls for a minimum of $750,000 in royalties over a three-year sub-license term. The Company is obligated to exercise a purchase option to purchase the intangible property for $1,000,000, payable in common shares of the Company at a time of its choosing within the three-year sub-license term. As of the contract date the Company will receive all accounts receivables of the licensor which have negligible value and have been recorded as prepaid assets at $100. The Company is also obligated to reimburse the intangible property owners for patent renewals, including the last two years, representing approximately $37,000 in reimbursements of past costs. As of September 30, 2025 the prior renewal costs had been paid in full.

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

NOTE 10 — RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, an officer and director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the three months ended September 30, 2025 and 2024 were $6,564 and $5,175, respectively. Rent paid during the nine months ended September 30, 2025 and 2024 were $15,525 and $15,525, respectively.

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

Royalties paid during the three months periods ending September 30, 2025 and 2024 were $2,115 and $3,405, respectively. Royalties paid during the nine months periods ended September 30, 2025 and 2024 were $32,013 and $8,941, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink were directors of BioRegenx, Inc. and are directors of Glycocheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the three months ended September 30, 2025 and the year ended 2024. The cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Jody provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. The balance of $72,061 was still owed by the Company as of September 30, 2025. In January 2024, Jody was granted 6,880,000 options to acquire common stock at $0.13 per share. The options with a fair value of $832,092 were included in selling, general and administrative expenses during the prior period ended September 30, 2024.

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $310,657 at September 30, 2025, and $199,740 at December 31, 2024 and from Thomas Power were $52,750 at September 30, 2025, and $-0- at December 31, 2024. Balances due to prior officers and board members were $30,365 at September 30, 2025 and $22,048 at December 31, 2024.

Notes Payable – Related Parties

Certain related party loans are secured by all assets of the Company or all assets of a subsidiary as evidenced by UCC Financing Statements as follows:

Filed on Loans to BioRegenx
Libertas Trust	$180,000
Wilshire Holding Trust	$518,000

Filed on Loans to NuLife Sciences
Resco Enterprises Trust	$157,747
Avis Trust	$67,606

NOTE 11— SEGMENT INFORMATION

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Sales	$507,755	$596,037	$1,468,872	$1,879,617
Less:
Cost of Sales	81,358	114,389	283,989	543,933
Salaries and Wages	84,034	101,585	299,978	466,987
Stock Based Compensation	80,889	(263,471)	253,995	2,249,236
Distributors incentives	2,316	10,587	13,581	177,833
Legal and accounting	72,596	168,435	308,206	441,438
Depreciation and amortization	12,377	574,466	37,130	1,644,726
Other operating expenses	182,644	217,353	580,326	802,004
Interest expense	72,106	67,553	217,431	206,906
Net loss	$(80,565)	$(394,860)	$(525,764)	$(4,653,446)

NOTE 12 —SUBSEQUENT EVENTS

Subsequent Events. The Company evaluated subsequent events through the date these condensed consolidated financial statements were issued.

Consultants:

The Company has been negotiating with certain consultants to obtain strategic and fundraising services. In October 2025, Ken Adler was added as contractor to provide these and other services. The sole compensation for these services was the granting of 3,000,000 shares of the company’s common stock.

Other consultant contracts are under negotiation for similar services and likely to be executed in the near future and may result in equity compensation of 3% - 4% of the Company’s equity.

Lawsuit:

On October 24, 2025, the Company filed a lawsuit against Bob Long and Hans Vink and related companies. The suit seeks to restrict the defendants from using “GLCYCOCHECK” and other marks and selling competing products. The suit requests a temporary restraining order and charges patent and copyright infringement, breach of contract, unfair competition, cybersquatting and other charges. The suit is not mature enough for management to estimate the effect of its outcome.

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

The tables presented below compare our results of operations for the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024, in both dollars and percentages.

	For the Three Months Ended
	September 30, 2025	September 30, 2024	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$509,532	$596,510	$(86,978)	-15%
Returns	(1,777)	(473)	(1,304)	276%
Net sales	507,755	596,037	(88,282)	-15%
Cost of sales	81,358	114,389	33,031	29%
Gross profit	426,397	481,648	(55,251)	-11%
Operating Expenses
Distributors incentives	2,316	10,587	8,272	78%
Selling, general and administrative	432,540	236,279	(196,261)	-83%
Amortization expense	–	562,089	562,089	100%
Total operating expenses	434,856	808,955	374,099	-46%
Loss from Operations	(8,459)	(327,307)	318,848	97%
Interest expense and financing costs	(72,106)	(67,553)	(4,553)	-7%
Net loss	$(80,565)	$(394,860)	$314,295	80%

For the three months ended September 30, 2025, the Company had gross sales of $509,532 and returns of $(1,777) resulting in net sales of $507,755. Comparatively, for the three months ended September 30, 2024, the Company had gross sales of $596,510 and returns of $(473) resulting in net sales of $596,037. Net sales decreased by 15% and returns increased by 276% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The resulting decrease in net sales and returns related to the product issues experienced with the medical testing machine and its effect on nutritional sales.

Cost of sales were $81,358 resulting in gross profit of $426,397 for the three months ended September 30, 2025. Cost of sales were $114,389 resulting in gross profit of $481,648 for the three months ended September 30, 2024. Cost of goods sold decreased by 29% and gross profit decreased by 11% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The resulting decrease related to lower product sales caused by the effects on the distributor base, which was partially offset by nutritional sales from other channels, from product issues experienced with the medical testing machine.

For the three months ended September 30, 2025, the Company paid out distributors’ incentives of $2,316 and other selling, general and administrative expenses of $432,540 resulting in total operating expenses of $434,856. These selling, general and administrative expenses consisted primarily of employee expenses of $80,191 and other operating expenses of $352,349. Other operating expenses consisted of advertising and marketing of $27,586, depreciation expense of $12,377, software costs of $2,490, bank and payment charges of $10,994, contract labor of $5,723, legal and accounting of $72,596, professional services of $147,816, which includes $80,078 of fair value of grants of common shares, insurance of $9,531, taxes and licenses of $160, rent & lease of $6,564 and miscellaneous expenses of $56,512. Additionally, the Company had interest expense and financial costs of $72,106 resulting in net loss of $(80,565) for the three months ended September 30, 2025.

Comparatively, for the three months ended September 30, 2024, the Company paid out distributors’ incentives of $10,587, recorded $562,089 in amortization expense and other selling, general and administrative expenses of $236,279 resulting in total operating expenses of $808,955. These selling, general and administrative expenses consisted primarily of employee expenses of $126,240 and $(249,753) in recapture of compensation expense related to forfeitures of unvested warrants and other operating expenses of $359,792. Other operating expenses consisted of advertising and marketing of $18,298, depreciation expense of $12,377, software costs of $12,172, bank and payment charges of $22,686, contract labor of $33,343, legal and accounting of $168,435, professional services of $159,232 and $(107,479) in recapture of professional services expense related to forfeitures of unvested warrants, insurance of $12,757, taxes and licenses of $1,081, rent & lease of $8,854 and miscellaneous expenses of $18,035. Additionally, the Company had interest expense and financial costs of $67,553 resulting in net loss of $(394,860) for the three months ended September 30, 2024.

Distributor incentives decreased by 78% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of the reduction in sales between the periods. Selling, general and administrative expenses, excluding amortization, increased by 83% and amortization decreased 100% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, increases relating to equity compensation granted and decreases related to reductions in legal, accounting, professional, and amortization costs during the three months ended September 30, 2025.

The Company had a loss from operations of $(8,459) and $(327,307) for the three months ended September 30, 2025 and September 30, 2024, respectively. For those same periods, the Company had interest expense and interest expense and financing costs of $(72,106) and $(67,553). As a result, the Company had a net loss of $(80,565) and $(394,860) for the three months ended September 30, 2025 and September 30, 2024, respectively. Net loss decreased by nearly 97% and interest expense increased by 7% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The resulting decreases related to decreases in returns related to the product issues experienced with the medical testing machine and a resulting equity refund offer by the Company, legal, accounting, professional and amortization expenses. Interest expense increased due to higher debt balances during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Gross sales	$1,472,806	$2,138,993	$(666,187)	-31%
Returns	(3,934)	(259,376)	255,442	98%
Net sales	1,468,872	1,879,617	(410,745)	-22%
Cost of sales	283,989	543,933	259,944	48%
Gross profit	1,184,883	1,335,684	(150,801)	-11%
Operating Expenses
Distributors incentives	13,581	177,833	164,252	92%
Selling, general and administrative	1,454,635	3,982,443	2,527,808	63%
Amortization expense	25,000	1,621,948	1,596,948	98%
Total operating expenses	1,493,216	5,782,224	4,289,008	74%
Loss from Operations	(308,333)	(4,446,540)	4,138,207	93%
Interest expense and financing costs	(217,431)	(206,906)	(10,525)	-5%
Net loss	$(525,764)	$(4,653,446)	$4,127,682	89%

For the nine months ended September 30, 2025, the Company had gross sales of $1,472,806 and returns of $(3,934) resulting in net sales of $1,468,872. Comparatively, for the nine months ended September 30, 2024, the Company had gross sales of $2,138,933 and returns of $(259,376) resulting in net sales of $1,879,617. Net sales decreased by 22% and returns decreased by 98% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The resulting decrease in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional sales.

Cost of sales were $283,989 resulting in gross profit of $1,184,883 for the nine months ended September 30, 2025. Cost of sales were $543,933 resulting in gross profit of $1,335,684 for the nine months ended September 30, 2024. Cost of goods sold decreased by 48% and gross profit decreased by11% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The resulting decrease related to lower product sales caused by the effects on the distributor base, which was partially offset by nutritional sales from other channels, from product issues experienced with the medical testing machine.

For the nine months ended September 30, 2025, the Company paid out distributors’ incentives of $13,581 and other selling, general and administrative expenses of $1,479,635 resulting in total operating expenses of $1,493,216. These selling, general and administrative expenses consisted primarily of employee expenses of $311,540 and other operating expenses of $1,168,095. Other operating expenses consisted of advertising and marketing of $73,153, depreciation and amortization expense of $62,130, software costs of $6,369, bank and payment charges of $35,380, contract labor of $61,862, legal and accounting of $308,206, professional services of $400,657, which includes $254,021 of fair value of grants of common shares, insurance of $29,951, taxes and licenses of $6,285, rent & lease of $33,740 and miscellaneous expenses of $150,362. Additionally, the Company had interest expense and financial costs of $217,431 resulting in net loss of $(525,764) for the nine months ended September 30, 2025.

Comparatively, for the nine months ended September 30, 2024, the Company paid out distributors’ incentives of $177,833, recorded $1,621,948 in amortization expense and other selling, general and administrative expenses of $3,982,443 resulting in total operating expenses of $5,782,224. The other selling, general and administrative expenses consisted primarily of employee expenses of $1,605,534, which includes net fair value of option compensation of $1,070,948, and other operating expenses of $2,376,909. Operating expenses consisted of advertising and marketing of $46,378, depreciation expense of $22,778, software costs of $47,981, bank and payment charges of $59,758, contract labor of $139,949, legal and accounting of $441,438, professional services of $1,447,490, which includes net fair value of option compensation of $420,888, insurance of $53,273, taxes and licenses of $13,848, postage of $8,627, rent & lease of $29,074, travel of $4,733 and miscellaneous expenses of $61,582. Additionally, the Company had interest expense and financial costs of $206,906 resulting in net loss of $(4,653,446) for the nine months ended September 30, 2024.

Distributor incentives decreased by 92% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as a result of the reduction in distributor sales between the periods. Selling, general and administrative expenses, excluding amortization, decreased by 63%, and amortization expense decreased by 98% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, relating primarily to decreases relating to equity compensation granted and legal, accounting, professional, and amortization costs during the nine months ended September 30, 2025.

The Company had a loss from operations of $(308,333) and $(4,446,540) for the nine months ended September 30, 2025 and September 30, 2024, respectively. For those same periods, the Company had interest expense and financing costs of $217,431 and $206,906. As a result, the Company had a net loss of $(525,764) and $(4,653,446) for the nine months ended September 30, 2025 and September 30, 2024, respectively. Net loss decreased by 89% and interest expense increased by 5% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The resulting decreases related to decreases in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional sales which were offset by decreased in equity compensation, legal, accounting, professional and amortization expenses. Interest expense increased due to higher debt balances during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Customer credits are treated as contra-revenue and the company has not had a change in its returns reserve methodology.

Liquidity and Capital Resources

Operating Activities.

For the nine months ended September 30, 2025, the Company had net loss of $(525,764). During that period, the Company incurred depreciation and amortization expense of $62,130, amortization of debt discount of $2,295, issued common shares for services with a fair value of $254,021, capitalized interest to loan balances of $10,792 and issued common shares as loan incentives with a fair value of $5,900. The Company had a change in operating assets and liabilities consisting of an increase in accounts receivable of $(47,618), a decrease in inventories of $1,716, a decrease in prepaid expenses and other assets of $69,087, an increase in accounts payable of $32,173, an increase in accounts payable - related parties of $171,984, decrease in accrued expenses and other liabilities of $(72,361), an increase in accrued interest - related parties of $106,234 and a decrease of deferred revenue of $(101,253). As a result, the Company had net cash used in operating activities of $(30,664) for the nine months ended September 30, 2025.

Comparatively, For the nine months ended September 30, 2024, the Company had net loss of $(4,653,446). During that period, the Company incurred depreciation and amortization expense of $1,644,726, amortization of debt discount of $33,410, issued options to officers and directors with a fair value of $1,491,833, issued common shares for services with a fair value of $757,403, capitalized interest to loan balances of $2,923 and issued warrants for refunds with a fair value of $19,351. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $85,139, a decrease in inventories of $58,803, a decrease in prepaid expenses and other assets of $82,362, an increase in accounts payable of $251,108, a decrease in accounts payable - related parties of $(34,869), an increase in accrued expenses and other liabilities of $23,273, an increase in accrued interest -related parties of $91,716 and a decrease of deferred revenue of $(166,429). As a result, the Company had net cash used in operating activities of $(312,787) for the nine months ended September 30, 2024.

Investing Activities.

For the nine months ended September 30, 2025, the Company made purchases of property and equipment of $(6,000) and acquired intangibles of $(50,000). As a result, the Company had net cash used in investing activities of $(56,000) for the nine months ended September 30, 2025

For the nine months ended September 30, 2024, the Company made purchases of property and equipment of $(189,390), cash acquired in the DocSun transaction of $1,445 and acquired intangibles of $(2,652). As a result, the Company had net cash used in investing activities of $(190,597) for the nine months ended September 30, 2024.

Financing Activities.

For the nine months ended September 30, 2025, the Company made note and loan payments of $(70,266) and raised funds through notes payable amounting to $147,507. As a result, the Company had net cash provided by financing activities of $77,241.

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

Loans from unrelated parties are as follows:

	09/30/2025	12/31/2024
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	9,510	11,128
(D) Alder note, net of discount	152,914	163,644
(D) Genesis Glass note, net of discount	142,294	165,000
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Stripe Capital	83,651	–
(G) Other	165,027	126,479
Total	1,225,895	1,138,751
Less unamortized discount	–	(874)
Less current portion	(1,044,826)	(883,271)
Total long term	$181,069	$254,606

(A)	The first Howard note was advanced on 06/28/2016 and the second on 04/03/2017 to Microvascular Health Solutions, LLC. Both notes had one-year terms and both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 common shares, which would only be issuable in lieu of the interest in the subsidiary, if agreed upon by the Company.

(B)	The Goff note had a maturity date of February 13th, 2016, the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C)	Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments.

(D)	On January 10th, 2024, the Company issued two unsecured notes for $165,000 each, Alder and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was amortized over the initial life of the loan. Subsequent to December 31, 2024 the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Genesis Glass note until May 2025 at which time the payments become $5,000 per month for each note. The Company has issued 250,000 common shares to the lender for each note extended. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increase to 1.5%. On October 9, 2025, the Adler and Genesis Glass notes were restructured and extended to October 11, 2026. The balance of each note was replaced by a single note equal to the existing principal balance of the old notes. The new note carries a 1% interest rate per month and a require payment of $10,000 per month.

(E)	Long Term Notes – EIDL

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

As of September 30, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F)	On July 24th 2025, the Company took out a loan from Stripe Capital, a company affiliated with one of its credit card processors. The original principal of the loan was $105,800. The finance charge is stated as a fixed amount of $7,935 or 7% of the amount to be repaid. Payments are made on a daily basis with 22% of the sales volume processed through the Stripe merchant account being applied against the total amount to be repaid. There is a minimum repayment amount of $12,637 that applies to each 60 day period which has not affected the repayment amounts as of September 30, 2025. The loan does not have a fixed term for repayment but is expected to be fully repaid in 8 to 10 months. The remaining principal balance at September 30, 2025 is $83,651.

(G)	As of September 30, 2025, five notes were issued for proceeds totaling $160,000. A total of 80,000 warrants with a fair value of $1,284 were issued in relation to the note proceeds and were recorded as a valuation discount to be amortized over the life of the note (of which $-0- remains to be amortized at September 30, 2025). One of the convertible notes with an original principal amount of $30,000 is owned to a related party and the balance is reported in the Related Party Loans section below. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. A total of $14,027 interest is included in the loan balances under (G) in the table above.

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

The principal amount of debt from related parties is summarized in the following table:

Related Party	09/30/2025	12/31/2024
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Power	33,403	31,093	A
Richard Long	39,862	39,862	B
	$1,028,697	$1,026,387

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $530,511 at September 30, 2025 and $424,277 at December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation described above, our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses described in Part I, Item 1, Note 1 and as discussed below.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended September 30, 2025. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as set forth below.

•	Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal control over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

•	Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

•	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended September 30, 2025, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management initiated remediation activities subsequent to quarter-end; however, those activities were not in place long enough to be tested for operating effectiveness as of September 30, 2025.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see Note 9 “Commitments and Contingencies – Company Disputes and Other Claims in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2025, the Company issued an aggregate of 4,998,501 shares of common stock to contractors, board members, officers and lenders for aggregate consideration of $325,632. The issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D, based on, among other things, the recipients’ status as accredited investors and the availability of information about the Company. No general solicitation was used and appropriate restrictive legends were placed on the securities.

Item 3. Defaults Upon Senior Securities

Notes payable of $522,500 are in default.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended September 30, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of the exhibits filed as part of this Form 10-Q. The documents incorporated by reference can be viewed on the SEC’s website at http://www.sec.gov.

Exhibit No.	Description
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024 (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
31	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 14, 2025

