Form 10-K
period 2025-12-31
BIOREGENX, INC.
filed 2026-04-15
CIK 1593184

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on June 30, 2025, was approximately $3,720,032.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2026 was 969,017,081 shares of its $0.001 par value common stock.

BIOREGENX, INC.

i

PART I

ITEM 1. BUSINESS

BioRegenx, Inc. (formerly Findit, Inc.) was originally incorporated on December 23, 1998 in the state of Nevada. Effective March 8, 2024, BioRegenx, Inc., a Nevada corporation was merged into Findit, Inc. resulting in a change of control. Pursuant to the terms of the merger, the name of the company was changed to BioRegenx, Inc. (the “Company”).

Pursuant to the merger, all of the issued and outstanding BioRegenx, Inc. common and preferred shares were exchanged for 851,977,296 common shares and 3,800 Series A preferred shares of the Company which represented 90.0% of the voting securities of the Company. Concurrently, holder(s) of the Company’s Series A and Series B preferred shares retired all of their Series A and Series B preferred shares back into the treasury. The retired Series A and Series B preferred shares represented a voting control of 98.47% of the Company. Simultaneously, the majority shareholders retired a total of 172,197,602 common shares. The exchange value of the Company’s stock was valued based on the trading price on the merger date.

Commensurate with the Merger, the Company effected a 16 for 1 split of its common shares. All share and per share amounts have been retroactively restated as if the reverse occurred as of the earliest period presented.

As soon as practical after the merger, both parties agreed to the implementation of up to a 1 for 25 reverse split of the Company's common and preferred stock to improve the Company's ability to attract institutional investors and analysts as well as to graduate to a senior exchange (OTCQB, NASDAQ). The reverse split has not occurred as of the time of filing this report.

The Company, through its subsidiaries, engages in research, development, and commercialization of dietary supplements, medical devices, software, and contactless diagnostic technologies. The Company and its subsidiaries are conducting clinical studies related to certain products; however, such studies are ongoing and there can be no assurance that they will demonstrate efficacy or support regulatory acceptance.

The Company’s products and operations are subject to regulation by the U.S. Food and Drug Administration and other federal and state authorities. The Company’s medical device, software, and contactless diagnostic offerings, including those classified as Class I devices, are subject to applicable regulatory requirements, which may include registration, listing, labeling, quality system regulations, and, in certain cases, premarket review or clearance. The Company’s dietary supplements are regulated as foods and must comply with labeling and current Good Manufacturing Practice requirements. Statements regarding potential health benefits have not been evaluated by the FDA and are not intended to diagnose, treat, cure, or prevent any disease.

In addition, the Company’s telehealth, wellness, and diagnostic activities may be subject to federal and state laws governing licensure, patient privacy (including the Health Insurance Portability and Accountability Act), and the provision of healthcare services. Compliance with these requirements may necessitate additional approvals or clearances, and changes in the regulatory environment could materially affect the Company’s business, financial condition, and results of operations.

OPERATING SUBSIDIARIES

DocSun BioMedical Holdings, Inc.

On January 8, 2024, pursuant to a Securities Exchange Agreement effective November 15, 2023 and an Addendum to the Securities Exchange Agreement dated December 5, 2023, BioRegenx acquired DocSun Biomedical Holdings, Inc. Pursuant to the Securities Exchange Agreement, BioRegenx acquired all of the issued and outstanding securities of DocSun in exchange for 76,800,000 BioRegenx common shares.

Technology

DocSun combines three technologies in the DocSun Artificial Intelligence (AI) Engine. The DocSun AI Engine integrates advanced ballistocardiography, which can detect an individual's heartbeat without touch, and photoplethysmography, a method that uses light to track the flow of blood. These methodologies are further enriched with the decoding capabilities of optical coherence tomography, a technique that creates detailed images of structures inside the body. This combination is meticulously designed to harness the power of artificial intelligence for vital sign estimation.

By deploying a strategic facial scanning technique, the engine captures and analyzes nuanced physiological signals. This not only facilitates the extraction of vital signs but also ensures a non-invasive, user-friendly approach to health monitoring, embodying a confluence of technology and practical applicability in the realm of remote health diagnostics.

Sales and Marketing

DocSun's engineering team is actively engaged in installing new hardware and coding software to enhance AI capabilities, paving the way for future growth opportunities.

Contracts

DocSun entered into a technical services agreement with a large software technology company to provide technical services in China, Hong Kong and Macao. This agreement involves supplying DocSun's AI Engine technology to the distributor targeting multiple sectors, including the latest release of DocSun’s Software Development Kit (SDK). Initial revenues stem from the testing of DocSun's SDK in fleet and electric vehicles (EV's) amongst other applications, with commercialization slated to begin in late third quarter or early fourth quarter. As per the agreement terms, which was entered on August 30, 2023, DocSun is entitled to a signing fee of $200,000 (payable over ten months) and will receive a 40% of all the revenue generated including 40% of the $10 per vehicle license fee from the EV automotive manufacturer. The term of the agreement commences upon receipt of the first installment of the signing fee and is for a period of five years. To date, DocSun has not received fees under this agreement.

On October 16, 2023, DocSun entered into a License Agreement with NuLife Sciences, Inc. under which it granted NuLife a world-wide non-exclusive license to use our technology. DocSun shall receive a license fee of $3.50 per subscriber. The first demo scan is complimentary for each unique email address. The agreement will continue for an initial period of three years and will automatically renew for periods of three years unless either party gives notice of non-renewal to the other party at least thirty days prior to the end of any three-year term.

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

Through these, DocSun’s aim is to not just provide data but to enhance user engagement, making health monitoring not a task, but an engaging, insightful experience. The development of this application is ongoing.

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

Revenues

DocSun will derive revenues under the terms of the distribution agreement described above and from the licensing of its technology. To date, DocSun has not generated revenue.

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

Patents

The Company has patents and pending patents on Endocalyx Pro™ in North America, Asia and Europe

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

TruScan.Ai mobile app/website.

NuLife is working in collaboration with DocSun to develop its TruScan.AI mobile app integrating DocSun’s AI engine. The platform is designed to seamlessly integrate additional health indications as they are developed and released by Licensor in the future. TruScan.Ai mobile app will incorporate health indicators in the following four sectors: vitals, nutrients, wellness and skin health metrics. The TruScan.Ai mobile app is anticipated for release in the third quarter of 2027.

VitalWellness mobile app

NuLife is also in development of the VitalWellness app that will merge its DNA and epigenetics platform with the DocSun technology.

Contracts

NuLife entered into a license agreement with DocSun to use the DocSun technology and to develop an app/website.

Sales and Marketing

In 2025, the Company intensified its sales and marketing efforts to further boost sales, through new online sales channels, such as Amazon, Walmart and Meta Ads. The new channels are expected to provide organic growth to overall sales of the Company.

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

MARKET SIZE

Overview

The global healthcare market is experiencing significant growth, driven by advancements in medical technology, an aging population, and increased health awareness. In 2025, the healthcare services market was valued at approximately $9.25 trillion, reflecting a compound annual growth rate (CAGR) of 5.4% from $8.77 trillion in 2024. (a)

A notable segment within this expansive market is telehealth, which has seen accelerated adoption due to technological innovations and the demand for remote healthcare solutions. In 2025, the global telehealth market was valued at $181.41 billion and is projected to grow to $219.31 billion in 2026, with an anticipated CAGR of 24.6%, reaching $1,272.81 billion by 2034. (b)

Trends and Growth Potential

•	Telehealth and Remote Monitoring: The shift towards remote healthcare services has led to significant growth in the telehealth sector. The U.S. telehealth market alone is expected to be valued at $51.5 billion in 2025 and is expected to grow at a CAGR of 23.8% from 2025 to 2030. (c)
•	Preventive Healthcare: There is a growing emphasis on preventive healthcare, with individuals increasingly seeking proactive measures to maintain health and prevent disease. This trend is fostering opportunities for innovative solutions in health monitoring and early intervention.

MARKET STRATEGY

Our company and its subsidiaries employ a comprehensive approach that integrates business-to-business (B2B) and business-to-consumer (B2C) strategies, targeting key markets such as academic research institutions, medical professionals, cybersecurity sectors (including liveness detection and anti-spoofing), and direct-to-consumer initiatives.

Marketing Strategies:

•	Professional Engagement: Strengthen relationships with healthcare practitioners through training sessions, seminars, webinars, and participation in industry events.
•	Research Collaboration: Partner with researchers to conduct studies utilizing GlycoCheck™ to explore links between microvascular health and various conditions.
•	Clinical Trials: Support double-blind placebo studies of Endocalyx Pro™ to validate efficacy and safety.
•	Technology Promotion: Highlight DocSun's AI technology as a cutting-edge solution across healthcare, transportation, insurance, and cybersecurity sectors.
•	Affiliate Programs: Collaborate with nutritionists and wellness influencers to create synergistic marketing and educational distribution channels.
•	Digital Outreach: Utilize webinars and social media campaigns to engage healthcare influencers and professionals, showcasing the capabilities of the DOCSUN AI Engine.
•	App Integration: Promote the integration of TruScan.Ai within the VitalWellness App through targeted advertising and influencer testimonials.

Sales and Distribution:

•	Academic Sales: Continue supplying academic researchers worldwide to validate scientific methodologies.
•	Healthcare Facilities: Expand sales to healthcare institutions, diagnostic laboratories, and emergency care units.
•	Direct-to-Consumer: Enhance direct sales channels to reach end-users effectively.
•	Wholesale Distribution: Partner with supplement wholesalers to broaden market reach.
•	Clinical Partnerships: Collaborate with practitioner clinics to offer products directly to patients.
•	Wellness Collaborations: Establish partnerships with wellness centers and genetic testing providers to increase accessibility.
•	B2B Sales: Market the DOCSUN AI Engine to healthcare institutions, leveraging influencer partnerships within the gig economy.
•	B2C Distribution: Distribute VitalWellness and TruScan apps through online app stores to reach a broad consumer base.

_______________

(a)	Healthcare Services Global Market Report 2025. https://www.researchandmarkets.com/reports/5781185/healthcare-services-market-report?
(b)	Fortune Business Insights Telehealth Market Report. https://www.fortunebusinessinsights.com/industry-reports/telehealth-market-101065
(c)	Grand View Research Market Analysis Report. https://www.grandviewresearch.com/industry-analysis/us-telehealth-market

Pricing Strategies and Positioning:

•	Recurring Revenue: Implement a subscription-based model for GlycoCheck™ software services.
•	Supplement Sales: Drive recurring sales through practitioner recommendations and direct-to-consumer channels for supplement products.
•	Product Extensions: Develop synergistic supplement products to enhance the existing portfolio.
•	Profit Sharing: Enable wholesalers and influencers to earn profits on sales to encourage ongoing engagement.
•	Premium Positioning: Position the DOCSUN AI Engine as a premium solution for healthcare professionals and applications in security and law enforcement.
•	Competitive Pricing: Offer the Vital Wellness App at a competitive price point to encourage widespread adoption.

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

_______________

(d)	Mordor Intelligence Report Anti-Aging Market https://www.mordorintelligence.com/industry-reports/anti-aging-market

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

Employees

As of December 31, 2025, the Company and its subsidiaries employed six full-time employees and eight independent contractors. Additionally, strategic outsourcing is utilized to optimize resource allocation and operational efficiency.

Financial Information by Geographic Area

For the fiscal years ended December 31, 2025, and December 31, 2024, revenue from United States customers accounted for approximately 93% and 88% of total Company revenue, respectively. International market expansion remains a key focus area for future growth.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company maintains processes designed to assess, identify and manage risks from cybersecurity threats that may materially affect its business, financial condition, or results of operations. These processes include periodic risk assessments, vulnerability monitoring, access controls, encryption protocols, endpoint protection measures, and oversight of relevant third-party service providers. The Company evaluates cybersecurity risks as part of its broader risk management processes.

To date, the Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition.

Cybersecurity Governance

Cybersecurity oversight is managed by the Company’s IT Director, who possesses over 25 years of experience in information technology management, including network security, data protection, and incident response. The IT Director regularly participates in continuing education on cybersecurity threats and regulatory requirements.

The IT Director monitors cybersecurity controls and threat detection systems on an ongoing basis, with formal reviews conducted at least quarterly to assess risk exposure, compliance with security policies, and response readiness. Any significant findings or potential incidents are escalated immediately through a defined protocol that includes internal notification to executive management and, when warranted, external reporting to regulatory or law enforcement authorities.

The IT Director provides periodic reports to the Board of Directors, typically on a semiannual basis, summarizing cybersecurity metrics, audit results, emerging risks, and any material incidents that have occurred during the reporting period. While the Company does not maintain a separate board-level cybersecurity committee, cybersecurity risk remains a standing agenda item during the Board’s risk management oversight discussions.

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

The following table sets forth the high and low sales prices for our common stock, which has been quoted on the OTC Pink Current Market for all periods presented.

Year Ended December 31, 2025	High	Low
3/31/2025	$0.03	$0.01
6/30/2025	$0.03	$0.01
9/30/2025	$0.03	$0.01
12/31/2025	$0.02	$0.01

Year Ended December 31, 2024	High	Low
3/31/2024	$0.05	$0.04
6/30/2024	$0.03	$0.02
9/30/2024	$0.02	$0.02
12/31/2024	$0.01	$0.01

During the fiscal year ended December 31, 2025, the Company issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) and/or Rule 506 of Regulation D, as applicable:

In the fourth quarter of 2025, 101,772 shares of common stock were granted with a fair value of $1,018 to an employee for services provided. The shares were fully vested as earned and all vested share have been issued.

During the second through fourth quarters, 4,371,420 shares of common stock were granted with a fair value of $67,833 to consultants for business developments services. The shares were fully vested when issued.

Throughout the year on a quarterly basis, a total of 4,857,173 shares of common stock were granted with a fair value of $281,500 to consultants and professionals for services. The shares were fully vested when issued. The total includes 3,872,000 shares that were granted on January 9th 2024 and vested or issued in 2025, one half of which were issued in the first quarter and the remaining one half was for the fourth quarter of 2025. These shares represent the remaining shares of the January 9th, 2024 grant.

Throughout the year on a quarterly basis, a total of 2,095,246 shares of common stock were granted with a fair value of $30,384 to board members and officers for board related services. The shares vest on a monthly basis and were fully vested when issued.

In the fourth quarter of 2025, 97,370 shares of common stock were granted with a fair value of $975 to a board member in satisfaction of expense reimbursements due them.

In the first quarter of 2025, 500,000 shares of common stock were granted with a fair value of $5,900 as payment to a lender for loan fees. The shares were fully vested when issued.

.

In aggregate the Company issued 11,425,611 shares of common stock for services and 597,370 shares of common stock for loan fees and satisfaction of debt.

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

Commensurate with the Merger, the Company effected a 16 for 1 split of its common shares. All share and per share amounts have been retroactively restated as if the reverse occurred as of the earliest period presented.

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

The tables presented below compare our results of operations for the year ended December 31, 2025 to the year ended December 31, 2024, in both dollars and percentages.

	For the Year Ended		$ Variance	% Variance
	December 31, 2025	December 31, 2024	Favorable/ (Unfavorable)	Favorable/ (Unfavorable)
Revenues:
Gross sales	$1,862,543	$2,601,839	$(739,296)	-28%
Returns	(8,030)	(261,733)	253,703	-97%
Net Sales	1,854,513	2,340,106	(485,593)	-21%
Cost of sales	350,855	681,685	(330,830)	49%
Gross profit	1,503,658	1,658,421	(154,763)	-9%
Operating expenses:
Distributors incentives	15,924	173,928	(158,004)	91%
Selling, general and administrative	2,006,725	5,851,190	(3,844,465)	66%
Amortization expense	–	2,184,037	(2,184,037)	100%
Impairment expense	725,000	16,212,621	(15,487,621)	96%
Total operating expenses	2,747,649	24,421,776	(21,674,127)	89%
Loss from operations	(1,243,991)	(22,763,355)	21,519,364	95%
Other income (expense):
Interest expense and financing costs	(299,578)	(290,662)	(8,916)	-3%
Loss before provision for taxes	(1,543,569)	(23,054,017)	21,510,448	93%
Provision for income taxes	–	–	–	0%
Net loss	$(1,543,569)	$(23,054,017)	$21,510,448	93%

For the year ended December 31, 2025, the Company had gross sales of $1,862,543 and returns of $(8,030) resulting in net sales of $1,854,513. Comparatively, for the year ended December 31, 2024, the Company had gross sales of $2,601,839 and returns of $(261,733) resulting in net sales of $2,340,106. Gross sales decreased by 28% and returns decreased by 97% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The resulting decrease in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional product sales.

Cost of sales were $350,855 resulting in gross profit of $1,503,658 for the year ended December 31, 2025. Cost of sales were $681,685 resulting in gross profit of $1,658,421 for the year ended December 31, 2024. Cost of goods sold decreased by 49% and gross profit decreased by 9% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The resulting decrease related to lower product sales caused by the effects on the distributor base from product issues experienced with the medical testing machine and its effect on nutritional product sales.

For the year ended December 31, 2025, the Company incurred distributors’ incentives of $15,924, $0 in amortization expense, recorded other selling, general and administrative expenses of $2,006,725 and impairment expense of $725,000, resulting in total operating expenses of $2,747,649. These selling, general and administrative expenses consisted primarily of employee expenses of $445,644 and other operating expenses of $1,561,081. Other operating expenses consisted of advertising and marketing of $81,729, depreciation expense of $50,075, software costs of $11,312, bank and payment charges of $50,610, contract labor of $94,962, legal and accounting of $383,390, professional services of $562,021 which includes $380,735 of fair value of common shares issued for services, insurance of $39,284, taxes and licenses of $40,676, dues and subscriptions of $105,079, rent & lease of $52,436 and miscellaneous expenses of $89,507. Additionally, the Company had interest expense and financial costs of $299,578 resulting in net loss of $(1,543,569) for the year ended December 31, 2025.

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

Distributor incentives decreased by 91% for the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of the shift in business focus to online marketplaces from direct sales. Selling, general and administrative expenses, excluding amortization expense and impairment expense, decreased by 66% for the year ended December 31, 2025 compared to the year ended December 31, 2024 relating primarily to a decrease in impairment expense, equity compensation recorded and by decreases in variable costs and fixed cost during the year ended December 31, 2025.

The Company had a loss from operations of $(1,243,991) and $(22,763,355) for the year ended December 31, 2025 and December 31, 2024, respectively. For those same periods, the Company had interest expense and financing costs of $299,578 and $290,662. As a result, the Company had a net loss of $(1,543,569) and $(23,054,017) for the year ended December 31, 2025, and December 31, 2024, respectively. Net loss decreased by 93% and interest expense increased by 3% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The improvement in net loss was primarily attributable to a reduction in impairment charges, stock-based compensation and other non-cash expenses, partially offset by lower revenues. Interest expense increased due to higher debt balances during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Liquidity and Capital Resources

Operating Activities.

For the year ended December 31, 2025, the Company had net loss of $(1,543,569). During that period, the Company incurred depreciation and amortization expense of $75,075, amortization of debt discount of $2,295, recorded impairment expense recorded of $725,000, issued common shares for services with a fair value of $380,733 and capitalized interest to debt balances of $14,827. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of an increase in accounts receivable of $24,726, a decrease in inventories of $4,163, a decrease in prepaid expenses and other assets of $88,073, an increase in accounts payable of $188,512, an increase in accounts payable - related parties of $133,959, an decrease in accrued expenses of $18,590, an increase in accrued expenses -related parties of $143,145 and a decrease of deferred revenue of $136,800 .. As a result, the Company had net cash provided by operating activities of $38,972 for the year ended December 31, 2025.

Comparatively, for the year ended December 31, 2024, the Company had net loss of $(23,054,017). During that period, the Company incurred depreciation and amortization expense of $2,219,192, amortization of debt discount of $49,623, issued options to officers and directors with a fair value of $2,851,045, recorded impairment expense recorded of $16,212,621, issued common shares for services with a fair value of $842,680, capitalized interest to debt balances of $6,638, and issued warrants for refunds with a fair value of $19,351. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $89,589, a decrease in inventories of $106,435, a decrease in prepaid expenses and other assets of $81,845, an increase in accounts payable of $185,784, an increase in accounts payable - related parties of $8,272, an increase in accrued expenses of $59,683, an increase in accrued expenses -related parties of $132,087 and a decrease of deferred revenue of $134,976. As a result, the Company had net cash used in operating activities of $(324,148) for the year ended December 31, 2024.

Investing Activities. For the year ended December 31, 2025, the Company made purchases of property and equipment of $9,057 and intangibles of $50,000. As a result, the Company had net cash used in investing activities of $(59,057) for the year ended December 31, 2025.

Investing Activities. For the year ended December 31, 2024, the Company made purchases of property and equipment of $189,390, and acquired cash in the DocSun transaction of $1,445. As a result, the Company had net cash used in investing activities of $(187,945) for the year ended December 31, 2024.

Financing Activities. For the year ended December 31, 2025, the Company made note and loan principal payments of $114,408, had an increase in note and loan balances of $147,506. As a result, the Company had net cash provided by financing activities of $33,098 for the year ended December 31, 2025.

Financing Activities. For the year ended December 31, 2024, the Company made note and loan principal payments of $48,240, had an increase in note and loan balances of $427,187 and had an increase in note and loan balances – related parties of $63,172. As a result, the Company had net cash provided by financing activities of $442,119 for the year ended December 31, 2024.In September 2025, the Company entered into an engagement letter with Maxim Group LLC pursuant to which Maxim will act as the Company’s exclusive financial advisor and sole placement agent in connection with a proposed follow-on public offering. In addition, on July 24, 2025, the Company entered into a financing arrangement with Stripe Capital. The original principal amount was $105,800 with a fixed finance charge of $7,935. Repayments are made through a percentage of daily sales processed through the Stripe platform. As of December 31, 2025, the remaining principal balance was $52,280. This arrangement provided short-term liquidity but reduces cash available from operations.

The Company’s material cash requirements include working capital needs, debt service and defaulted obligations, royalty obligations under the GlycoCheck sublicense agreement, professional fees associated with capital markets activities, and repayment obligations under merchant and other financing arrangements.

Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing will be available on acceptable terms, or at all, or in amounts sufficient to meet the Company’s needs. In September 2025, the Company entered into an engagement letter with Maxim Group LLC pursuant to which Maxim will act as the Company’s exclusive financial advisor and sole placement agent in connection with a proposed follow-on public offering of the Company’s common stock, or units consisting of common stock and warrants, on a best-efforts basis. The engagement period extends through July 31, 2026, unless earlier terminated. This arrangement may facilitate capital raising efforts, but there can be no assurance that any financing transaction will be completed.

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

Loans from unrelated parties are as follows:

	12/31/2025	12/31/2024
(A) Howard note - In Default	$50,000	$50,000
(A) Howard note - In Default	50,000	50,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	6,083	11,128
(D) Adler note	285,864	328,644
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Stripe Capital	52,280	–
(G) Other	168,304	126,479
Total	1,185,031	1,138,751
Less unamortized discount	–	(874)
Less current portion	(1,003,206)	(883,271)
Total long term	$181,825	$254,606

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

(C) The Insurance note is from a finance company that provided short term financing of insurance premiums. The notes require ten installments.

(D) On January 10th, 2024, the Company issued two unsecured notes for $165,000 each to Adler and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was fully amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Adler note until May 2025 at which time the payments become $5,000 per month for each note. The Company issued 250,000 common shares to the lender for each note extended. As of December 31, 2024, the aggregate principal and interest due under the notes was $328,644.

On October 9th, 2025, the Adler and Genesis Glass notes were combined into a single note payable to Adler with a principal balance of $295,207 and the term was extended to October 10, 2026. In the event that the Company raises over $2,000,000 in equity or debt financing 10% of the amount raised will be applied to the note until the principal is paid off. The extension terms call for 1% interest per month and $10,000 payments of principal and interest per month. In the event of an uplist of the Company to a national exchange, the lender has the option to convert the outstanding principal balance of the note into the Company’s common shares for 90 days after the uplist. The conversions price is fixed at $0.1325 per share. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5% and the lender has the right to require immediate payment in full. During the year ended December 31, 2025, the Company made principal payments $43,380 resulting in a balance due of $285,864 at December 31, 2025.

(E) Long Term Notes – EIDL

As principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $550,000 and $550,000 at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, Inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan. As of December 31, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F) On July 24th 2025, the Company took out a loan from Stripe Capital, a company affiliated with one of its credit card processors. The original principal of the loan was $105,800. The finance charge is stated as a fixed amount of $7,935 or 7% of the amount to be repaid. Payments are made on a daily basis with 22% of the sales volume processed through the Stripe merchant account being applied against the total amount to be repaid. There is a minimum repayment amount of $12,637 that applies to each 60-day period which has not affected the repayment amounts as of December 31, 2025. The loan does not have a fixed term for repayment but is expected to be fully repaid in 8 to 10 months. The remaining principal balance at December 31, 2025 is $52,280.

(G) As of December 31, 2024 the Company had several other notes outstanding for a combined balance due of $126,479. During 2025 the Company issued another note for aggregate proceed of $30,000 and $12,825 of accrued interest was added to the principal balance resulting in a principal balance of $168,304 at December 31, approximately $130,000 of notes are due in 2026 and have conversion terms. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lessor of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. A total of $17,304 interest is included in the loan balances under (G) in the table above.

Debt Payoff Schedule

Future minimum payments under the Notes payable for the next five years and thereafter are as follows:

Years Ending December 31, 2025	Amount
2026	$1,003,206
2027	33,729
2028	3,274
2029	3,399
2030	3,529
Thereafter	137,894
Total payments	1,185,031
Less: Current portion	(1,003,206)
Non-current portion	$181,825

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with secured and unsecured borrowings from certain related parties. Each of the listed loans below indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum. The loan indicated with a B does not have stated terms. See note 10 for description of security.

The principal amount of debt from related parties is summarized in the following table:

Related Party	12/31/2025	12/31/2024
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Power	34,159	31,093	A
Richard Long	39,862	39,862	B
	$1,029,453	$1,026,387

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

Total accrued interest on related party debts was $567,422 and $424,277 at December 31, 2025 and 2024, respectively.

As of December 31, 2025, approximately $522,500 of notes payable are in default, including certain EIDL loans. These defaults may adversely affect the Company’s ability to obtain additional financing and may result in additional penalties or enforcement actions.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These conditions, together with the Company’s dependence on external financing and existing debt defaults, increase the uncertainty regarding the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, during the year ended December 31, 2025, the Company incurred net loss of $(1,543,569) and had a stockholders’ deficit of $(4,537,254) as of that date. At December 31, 2025, the Company had cash on hand in the amount of $69,383. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Significant changes in the number of employees

We currently have a total of six employees and eight independent contractors. We are dependent upon our officers for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

VHS Pool

In January of 2025, a member of the VHS Pool contacted the Company and claimed the change in ownership of Microvascular Health Solutions when it became a subsidiary of the Company in April of 2021 may potentially constitute a liquidity event which would accelerate the VHS Pool payments. The Company and the VHS Pool Member have since been negotiating terms of a revised royalty agreement. The parties agreed to a tolling of the statute of limitations of the potential breach until the earlier of March 31, 2026 or within in 60 days after either party terminate the agreement. In February 2026,the tolling agreement was extended until March31, 2027, or within in 60 days after either party terminate the agreement. The Company does not believe there has been a breach and that the effect of a revised agreement will not have a material effect on the financial statements or future operations.

GlycoCheck B.V. Lawsuit

On April 21, 2025, former officers and directors of the Company, Bob Long and Hans Vink, in their capacity as directors of GlycoCheck B.V. (“GlycoCheck”), filed a complaint against the Company and its subsidiary, MicroVascular Health Solutions, LLC, in the Business and Chancery Court of the State of Utah, alleging breach of contract and related damages resulting from unpaid royalties and unjust enrichment. The plaintiffs are claiming damages in excess of $566,682. The Company has evaluated the claims and considers them to be without merit, based on the following reasons; (1) in November 2023, GlycoCheck lost its license to use the technology, which was the basis of the contract that is the subject of the claim, (2) the licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement and (3) there were no amounts paid or accrued under the contract during the years ended December 31, 2025 and 2024. During the quarter ended September 30, 2025, Bob Long and Hans Vink were removed as directors of GlycoCheck B.V. and the suit was dismissed by the current directors of GlycoCheck B.V.

GlycoCheck Intangible Property Agreement

On May 5, 2025, the Company entered into a binding sub-license and purchase agreement with the owners of certain intangible technology and distribution license on which the GlycoCheck systems are based. The sub-license and royalty period applies retroactively to November of 2023. The agreement calls for a royalty of $500 for each GlycoCheck system sold, and the funding of a prepaid royalty account with $50,000 within 60 days of the contract date. The contract calls for a minimum of $750,000 in royalties over a three-year sub-license term. The Company is also obligated to exercise a purchase option to purchase the intangible property for $1,000,000, payable in common shares of the Company at a time of its choosing within the three-year sub-license term. As of the contract date the Company will receive all accounts receivables of the licensor which have negligible value and have been recorded as prepaid assets at $100. The Company is also obligated to reimburse the intangible property owners for patent renewals, including the last two years, representing approximately $37,000 in reimbursements of past costs. As of December 31, 2025 the prior renewal costs had been paid in full.

Legal Services

In April of 2025, the Company entered into a legal services agreement related to capital markets matters and SEC filings and other matters with total potential fees up to $450,000 and 150,000 shares of the Company’s common shares, with reverse split protection. No fees have been earned under the agreement as of December 31, 2025.

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

Known Trends and Uncertainties

The Company is subject to several trends and uncertainties that may have a material impact on future results. During 2025, the Company experienced product-related issues associated with its medical testing platform, which adversely affected distributor engagement and sales activity. While remediation efforts are ongoing, there can be no assurance that distributor activity will return to prior levels or that similar issues will not recur.

The Company is also transitioning its sales strategy toward online marketplace and digital distribution channels. This transition may affect revenue consistency, customer acquisition costs, and margins.

On May 5, 2025, the Company entered into a sublicense and purchase agreement relating to GlycoCheck technology. This agreement includes minimum royalty obligations and a potential purchase obligation, which may materially affect future liquidity and operating results.

The Company’s dependence on financing arrangements, including professional advisor arrangements, merchant-processor based financing and proposed capital markets transactions, may continue to affect liquidity, operating flexibility and the timing of future growth initiatives.

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

Recently Issued Accounting Pronouncements

See Note 1 of the consolidated financial statements for a discussion of recently issued financial accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company provides the audited consolidated financial statements and related disclosure required by this Item 8 in accordance with Article 8 of Regulation S-X applicable to smaller reporting companies.

BIOREGENX, INC. AND SUBSIDIARIES

Financial Statements

For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioRegenx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioRegenx, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, and had a stockholders’ deficit at December 31, 2025. In addition, the Company is in default of certain of its debt obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note 6, during 2025 the Company entered into a binding sub-license and purchase agreement with the owners of certain intangible technology. The terms of agreement call for minimum royalties to be paid over a three-year sub-license term, and an obligation of the Company to exercise a purchase option to purchase the intangible property. We determined that this was a critical audit matter as it required complex accounting judgment and analysis by Management to determine the fixed obligation to be recorded at the inception of the contract.

•	We obtained and examined the sublicensing agreement.

•	We obtained and tested Managements analysis of accounting for the transaction, including the determination of what was a fixed obligation at the purchase date.

•	We read and examined the disclosures of this transaction, including evaluating the completeness of the disclosures related to remaining obligations under the contract

We have served as the Company’s auditor since 2024.

/s/ Weinberg & Company P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 15, 2026

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$69,383	$58,404
Accounts receivable	39,718	14,992
Inventories, net	106,931	111,094
Prepaid expenses and other current assets	35,233	123,306
Total current assets	251,265	307,796
Property and equipment, net	159,721	200,739
TOTAL ASSETS	$410,986	$508,535

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$615,990	$427,478
Accounts payable - related parties	355,747	221,788
Accrued expenses	434,370	452,960
Accrued interest - related party	567,422	424,277
Notes payable and loans (including $522,500 in default)	1,003,206	883,271
Notes payable and loans - related parties	1,029,453	1,026,387
Deferred revenue	60,227	197,027
Total current liabilities	4,066,415	3,633,188
Royalty Liability	700,000	–
Notes payable and loans, net of current	181,825	254,606
TOTAL LIABILITIES	4,948,240	3,887,794

Stockholders’ Deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 969,017,081 issued and outstanding as of December 31, 2025 and 956,994,100 as of December 31, 2024	969,017	956,994
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800	4	4
Additional paid-in capital	31,609,289	30,965,084
Common Stock issuable, -0- as of December 31, 2025 and 1,936,000 as of December 31, 2024	–	268,620
Accumulated deficit	(37,115,564)	(35,571,995)
Accumulated other comprehensive income	–	2,034
TOTAL STOCKHOLDERS' DEFICIT	(4,537,254)	(3,379,259)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$410,986	$508,535

The accompanying notes are an integral part of these consolidated financial statements

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024
Revenues:
Gross sales	$1,862,543	$2,601,839
Returns (Including common stock and warrants issued for refunds of $53,626 in 2024)	(8,030)	(261,733)
Net Sales	1,854,513	2,340,106
Cost of sales	350,855	681,685
Gross profit	1,503,658	1,658,421
Operating expenses:
Distributors incentives	15,924	173,928
Selling, general and administrative	2,006,725	5,851,190
Amortization expense	–	2,184,037
Impairment expense	725,000	16,212,621
Total operating expenses	2,747,649	24,421,776
Loss from operations	(1,243,991)	(22,763,355)

Other expense:
Interest expense and financing costs	(299,578)	(290,662)

Net loss	$(1,543,569)	$(23,054,017)

Weighted average common shares outstanding - basic and diluted	959,710,024	912,365,663
Loss per share - basic and diluted	$(0.00)	$(0.03)

Comprehensive loss:
Net Loss	$(1,543,569)	$(23,054,017)

Other comprehensive loss
Foreign currency translation adjustment	(2,034)	2,976
Other comprehensive loss	$(1,545,603)	$(23,051,041)

The accompanying notes are an integral part of these consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Deficit
Balance, December 31, 2023	770,833,296	$770,833	3,800	$4	–	$–	$9,676,656	$(12,517,978)	$(942)	$(2,071,427)
Issuance of common shares for services	4,184,000	4,184	–	–	1,936,000	268,620	569,876	–	–	842,680
Fair value of options issued to officers and directors for services	–	–	–	–	–	–	2,851,045	–	–	2,851,045
Issuance of common shares for returns	480,000	480	–	–	–	–	31,496	–	–	31,976
Issuance of warrants for returns	–	–	–	–	–		21,650	–	–	21,650
Issuance of common shares and warrants as loan incentives	144,000	144	–	–	–	–	21,120	–	–	21,264
Issuance of common shares to acquire technology	76,800,000	76,800	–	–	–		10,579,200	–	–	10,656,000
Shared issued (retained) by Findit Inc's shareholders in merger with Findit, Inc.	104,552,804	104,553	–	–	–	–	7,214,041	–	–	7,318,594
Net loss	–	–	–	–	–	–		(23,054,017)	–	(23,054,017)
Other comprehensive income	–	–	–	–	–	–	–	–	2,976	2,976
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	1,936,000	$268,620	$30,965,084	$(35,571,995)	$2,034	$(3,379,259)

	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (loss)	Deficit
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	1,936,000	$268,620	$30,965,084	$(35,571,995)	$2,034	$(3,379,259)
Issuance of common shares for services	9,330,365	9,330	–	–	(1,936,000)	(268,620)	609,639	–	–	350,349
Issuance of common shares to directors	2,095,246	2,095	–	–	–	–	28,289	–	–	30,384
Issuance of common shares in satisfaction of debt owed to a director	97,370	98	–	–	–	–	877	–	–	975
Issuance of common shares as loan incentive	500,000	500	–	–	–	–	5,400	–	–	5,900
Net loss	–	–	–	–	–	–	–	(1,543,569)	–	(1,543,569)
Other comprehensive income	–	–	–	–	–	–	–	–	(2,034)	(2,034)
Balance, December 31, 2025	969,017,081	$969,017	3,800	$4	–	$–	$31,609,289	$(37,115,564)	$–	$(4,537,254)

The accompanying notes are an integral part of these consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2025	December 31, 2024
OPERATING ACTIVITIES:
Net loss	$(1,543,569)	$(23,054,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,075	2,219,192
Amortization of debt discounts	2,295	49,623
Fair value of options issued to officers and directors for services	–	2,851,045
Impairment	725,000	16,212,621
Fair value of common shares issued for services	380,733	842,680
Interest capitalized to debt balance	14,827	6,638
Fair value of common shares issued as loan incentives	6,875
Fair value of warrants issued for refunds	–	19,351
Change in operating assets and liabilities (net of amounts acquired):
Accounts receivable	(24,726)	89,589
Inventories	4,163	106,435
Prepaid expenses and other assets	88,073	81,845
Accounts payable	188,512	185,784
Accounts payable - related parties	133,959	8,272
Accrued expenses and other liabilities	(18,590)	59,683
Accrued interest - related parties	143,145	132,087
Deferred Revenue	(136,800)	(134,976)
Net cash provided by (used in) operating activities	38,972	(324,148)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,057)	(189,390)
Purchases of Intangibles	(50,000)	–
Cash acquired in DocSun transaction	–	1,445
Net cash used in investing activities	(59,057)	(187,945)

FINANCING ACTIVITIES:
Note and loan payments	(114,408)	(48,240)
Increase in note and loan balances	147,506	427,187
Increase in note and loan balances - related parties	–	63,172
Net cash provided by financing activities	33,098	442,119
NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	(2,034)	2,976
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,979	(66,998)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	58,404	125,402
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$69,383	$58,404

CASH PAID FOR:
Interest	$58,121	$94,362
Income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued for intangible property and equipment in the acquisition of DocSun Biomedical Holdings, Inc.	$–	$10,656,000
Fair value of common stock issued upon acquisition of intangible property and goodwill in the merger with Findit, Inc.	$–	$7,318,594
Fair value of common stock and warrants issued for refunds offset to deferred revenue	$–	$22,200
Fair value of common stock and warrants issued for loan fees offset to loan discounts	$–	$21,263
Reclass of deposits to intangibles	$–	$150,000
Fair value of common stock and warrants issued for refunds offset to return reserve	$–	$12,075
Liability incurred upon acquisition of intangible	$750,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Commensurate with the Merger, the Company effected a 16 for 1 split of its common shares. All share and per share amounts have been retroactively restated as if the reverse occurred as of the earliest period presented.

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

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, during the year ended December 31, 2025, the Company incurred net loss of $(1,543,569) and had a stockholders’ deficit of $(4,537,254) as of that date. At December 31, 2025, the Company had cash on hand in the amount of $69,383. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Translation of Foreign Currencies

The Company’s foreign sales activities are conducted in US Dollars and no foreign currency translations are recorded in these financial statements. The Company purchases are conducted in the currency negotiated by the Company and the vendors. When a foreign currency transaction is required, the Company will record the transaction in its financial statements at the current exchange rate. Upon satisfaction of the obligation denominated in foreign currency the then current exchange rate is used, any difference in the amount originally recorded the amount to satisfy the obligation is recorded to foreign currency gain or loss. A foreign currency obligation that remains outstanding at the end of a reporting period, the outstanding amount is valued at the exchange rate on the reporting date and an entry is made to other comprehensive income for the resulting translation adjustment.

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

Accounts Receivable

Payments from the customers are typically made at the time of the order before satisfaction of the performance obligation. The Company, in rare instances grants 30-day terms to select long term customers. In such instances revenue recognition occurs when the performance obligation is satisfied. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for doubtful accounts for estimated losses inherent in its accounts receivable as determined by management. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of the receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025, and 2024, management determined a reserve for uncollectible accounts was not required.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management determined there were no indicators of impairment of its property and equipment during the years December 31, 2025 and 2024.

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

Intangible Assets

Intangible assets consist of costs incurred for licensed technology. Amortized intangible assets are amortized over their related useful lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. Management conducted annual impairment testing and concluded that intangible assets were impaired amounting to $725,000 and $16,212,621 for the years ended December 31, 2025 and December 31, 2024, respectively.

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

Disaggregation of Revenue

Gross revenue received consisted of the following product sources:

	For the year ended
For the year ended	12/31/2025	12/31/2024
Medical testing	$207,934	$587,617
Wellness devices	25,419	186,296
Nutritional	1,628,306	1,824,723
Other sales	884	3,203
Total Gross Sales	$1,862,543	$2,601,839

Gross revenue received consisted of the following customer types:

For the year ended	12/31/2025	12/31/2024
Medical and Academic	$640,045	$1,023,769
Customers and Direct Sales	1,075,624	1,368,250
Reseller	146,874	209,820
Total Gross Sales	$1,862,543	$2,601,839

For the fiscal years ended December 31, 2025, and December 31, 2024, revenue from United States customers accounted for approximately 93% and 88% of total Company revenue, respectively.

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied.

In 2024, the Company fulfilled its performance obligations for previously deferred shipments of wellness products and medical test machines, recognizing approximately $95,000 and $466,000 in revenue, respectively, for the year ended December 31, 2024. The revenue from medical test machines was reduced by $237,000, reflecting the fair value of equity instruments issued as refunds. Additionally, deferred revenue balance was reduced by approximately $22,000 due to the fair value of common stock issued for returns on items for which revenue had not been recognized (see Note 7). As of December 31, 2024, the Company's deferred revenue had a balance of $197,000, primarily consisting of $189,000 in customer advances for products not yet shipped.

As of December 31, 2025, the Company's deferred revenue had a balance of $60,227, primarily consisting of $37,100 in customer advances for products not yet shipped and $23,408 in deferred shipments.

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

As of March 8th, 2024, the date of the merger, the Company’s common shares became publicly traded on the OTC Markets Group exchange. On the date of merger and for subsequent transactions the fair value of equity instruments are valued with reference to the share price reported on a public exchange. For the period of January 1, 2024 through March 7, 2024, common shares of the Company were not publicly traded and the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Advertising

Advertising costs are charged to expense as incurred and are presented as part of the “selling, general and administrative” in the accompanying statement of operations. Advertising costs incurred during the years ended December 31, 2025 and 2024 were $81,729 and $72,369 respectively.

Research and Development

Research and development costs are expensed as per ASC Topic 730. Research and development costs incurred during the years ended December 31, 2025 and 2024 were $31,750 and $0, respectively.

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

For the year ended December 31, 2025 and 2024, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the year ended December 31, 2025 if their effect had been dilutive include 43,107,344 outstanding options and warrants to purchase our common stock. Comparatively, securities which may have affected the calculation of the diluted earnings per share for the year ended December 31, 2024 if their effect had been dilutive were the 47,292,344 outstanding options and warrants and 1,936,000 of unvested shares of common stock.

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

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

Finished Goods:	12/31/2025	12/31/2024
Medical testing	$4,849	$23,476
Wellness devices	74,995	57,144
Nutritional	27,087	30,474
Total Finished Goods	$106,931	$111,094

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing equipment components are salable separately in the form received. Nutritional inventories are purchased in finished form with labels purchased separately in an amount to support the production run.

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	12/31/2025	12/31/2024
Prepaid commissions	$5,163	$5,163
Other current assets	30,070	118,143
Total	$35,233	$123,306

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

NOTE 6—ACQUISITION OF LICENSE AGREEMENT

On May 5, 2025, the Company entered into a binding sub-license and purchase option agreement with the owners of certain intangible technology and the distribution license on which the GlycoCheck systems are based. The sub-license period applies retroactively to November of 2023. At inception, the Company recognized an intangible license asset (presented within “Intangible assets, net”) and a corresponding minimum-payment obligation. The agreement calls for a royalty of $500 for each GlycoCheck system sold. The contract calls for an unconditional minimum of $750,000 in royalties over the three-year sub-license term. The Company recorded the full value of the unconditional minimum royalty due as an intangible asset as of license date, and was amortizing the license agreement as the units are sold. The Company has recorded $25,000 in royalty expense related to the commitment for the year ended, December 31, 2025. The Company is also obligated to exercise a purchase option to purchase the intangible property for $1,000,000, payable in common shares of the Company at a time of its choosing within the three-year sub-license term. At December 31, 2025, $700,000 is due under the license agreement.

Amortization of the license agreement was $25,000 for the year ended December 31, 2025.

The Company performs its indefinite-lived intangible asset impairment test on an annual basis. Based on this assessment, Management determined that it could not support the carrying value of the intangible asset from current or projected operations, and as such, recorded an impairment charge of $725,000 as of December 31, 2025.

NOTE 7—ISSUANCE OF COMMON STOCK AND OPTIONS

Issuance of common stock for services

During the period ended March 31, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended December 31, 2024, 6,120,000 shares with a fair value of $842,680, vested and are included in selling, general and administrative expenses. As of December 31, 2024, 1,936,000 shares with a fair value of $268,620 were not yet issued, and reflected as common stock issuable as of that date. In February, 2025, the 1,936,000 shares that were issuable at December 31, 2024 were issued and the fair value of those shares of $268,620 was reclassified to additional paid in capital. During the year ended December 31 2025. the final 1,936,000 shares with a fair value of $267,909 was issued under the grants, and was included in selling, general and administrative expenses for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company issued 5,458,365 common shares with an aggregate fair market value of $82,440 to other consultants and professionals. The shares were fully vested when issued. The total common shares issued to consultants and professionals for services for the year end December 31, 2025 was 9,330,365 common shares with an aggregate fair value of $350,349, which was recorded to selling, general and administrative expenses.

Issuance of common stock to Directors and other related parties

During the year ended December 31, 2025 the Company granted 2,095,246 shares of its common stock with an aggregate fair value of $30,384 to its directors and an officers for services provided. The shares were fully vested when issued.

Issuance of common stock as loan incentives

For the year ended December 31, 2025, the Company granted 500,000 shares of its common stock with a fair value of $5,900 to two note holders as a loan fee and other advances.

Amounts owed to a director were converted to 97,370 common shares with a fair value of $975 during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company granted 144,000 shares of its common stock with a fair value of $21,264 to two note holders. The fair value of the shares issued were accounted for as loan fees.

Issuance of common stock and warrants for refunds

In November 2023, the Company offered to certain customers whose orders had been deferred, the option of accepting shares of common stock or warrants to acquire common stock, as compensation for the delivery delay. In January of 2024, there were 160,000 shares with a fair value of $22,200 and 160,000 options with a fair value of $19,351 issued under the offer. The offer was closed in January 2024. For accounting purposes, the Company recorded fair value of the shares and options issued during the year ended December 31, 2024 in the aggregate amount of $31,976.

No common shares or warrants were issued for refunds in the year ended December 31, 2025.

Issuances of warrants

During 2024, the Company granted warrants to certain convertible note holders to purchase an aggregate of 65,000 shares of its common stock, with a total fair value of $1,284. The warrants have exercise price of $0.20 per share, and expiring 2 years from the date of grant.

During 2025, the Company granted warrants to certain convertible note holders to purchase an aggregate of 15,000 shares of its common stock, the fair value of the warrants issued was de minimis. The warrants have an exercise price of $0.20 per share, and expiring 2 years from the date of grant. (see Note 8).

Stock option awards

During the year ended December 31, 2024, the Company granted options to acquire 23,573,328 shares of its common stock at $0.13 per share with a fair value of $2,851,045 to two directors, one of whom was an officer. The options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. At the grant date 12,213,328 of the options with a fair value of $1,491,833 vested immediately. Both directors resigned in July of 2024. As the options did not include a forfeiture provision, or any acceleration clauses, Management determined to account for the full amount of the award as a cost during the year ended December 31, 2024 as there were no future services to be performed. The full value of the options granted with a fair value of $2,851,045 are included in selling, general and administrative expenses in the accompanying 2024 statements of operations.

There were no stock option awards during the year ended December 31, 2025.

For stock options and warrants granted, the Company estimated the fair value of each stock option or warrant at grant dates using the Black-Scholes option-pricing model with the following assumptions:

	12/31/2025	12/31/2024
Risk-free interest rate	4.67%	4.17%
Expected dividend yield	0.00%	0.00%
Expected volatility	130%	130%
Expected life	4 yr	4 yr

A summary of all stock options and warrants outstanding as of December 31, 2025 and 2024 follows:

	Number of Shares	Weighted -Average Exercise Price
Outstanding as of December 31, 2023	23,334,016	$0.22
Granted	23,958,328	$0.13
Exercised	–	$–
Forfeited	–	$–
Outstanding as of December 31, 2024	47,292,344	$0.19
Granted	15,000	$0.20
Exercised	–	$–
Forfeited	(4,200,000)	$0.37
Outstanding as of December 31, 2025	43,107,344	$0.16
Exercisable at December 31, 2025	37,427,343	$0.16

Options and Warrants Outstanding and Exercisable at December 31, 2025

Range of Exercise Price	# of Options and Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining (Years)
$0.13 to $0.20	37,427,343	$0.16	5.24

The outstanding and exercisable options and warrants had no intrinsic as on December 31, 2025.

NOTE 8—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties.

Loans from unrelated parties are as follows:

	12/31/2025	12/31/2024
(A) Howard notes - In Default	$100,000	$100,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	6,083	11,128
(D) Adler note	285,864	328,644
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Stripe Capital	52,280	–
(G) Other	168,304	126,479
Total	1,185,031	1,138,751
Less unamortized discount	–	(874)
Less current portion	(1,003,206)	(883,271)
Total long term	$181,825	$254,606

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

(C) The Insurance note is from a finance company that provided short term financing of insurance premiums. The notes require ten installments.

(D) In January 10th, 2024, the Company issued two unsecured notes for $165,000 each to Adler and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was fully amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Adler note until May 2025 at which time the payments become $5,000 per month for each note. The Company issued 250,000 common shares to the lender for each note extended. As of December 31, 2024, the aggregate principal and interest due under the notes was $328,644.

On October 9th, 2025, the Adler and Genesis Glass notes were combined into a single note payable to Adler with a principal balance of $295,207 and the term was extended to October 10, 2026. In the event that the Company raises over $2,000,000 in equity or debt financing 10% of the amount raised will be applied to the note until the principal is paid off. The extension terms call for 1% interest per month and $10,000 payments of principal and interest per month. In the event of an uplist of the Company to a national exchange, the lender has the option to convert the outstanding principal balance of the note into the Company’s common shares for 90 days after the uplist. The conversions price is fixed at $0.1325 per share. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5% and the lender has the right to require immediate payment in full. During the year ended December 31, 2025, the Company made principal payments $43,380 resulting in a balance due of $285,864 at December 31, 2025.

(E) Long Term Notes – EIDL

As principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $550,000 and $550,000 at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, Inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan. As of December 31, 2025, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F) On July 24th 2025, the Company took out a loan from Stripe Capital, a company affiliated with one of its credit card processors. The original principal of the loan was $105,800. The finance charge is stated as a fixed amount of $7,935 or 7% of the amount to be repaid. Payments are made on a daily basis with 22% of the sales volume processed through the Stripe merchant account being applied against the total amount to be repaid. There is a minimum repayment amount of $12,637 that applies to each 60-day period which has not affected the repayment amounts as of December 31, 2025. The loan does not have a fixed term for repayment but is expected to be fully repaid in 8 to 10 months. The remaining principal balance at December 31, 2025 is $52,280.

(G) As of December 31, 2024 the Company had several other notes outstanding for a combined balance due of $126,479. During 2025 the Company issued another note for aggregate proceed of $30,000 and $12,825 of accrued interest was added to the principal balance resulting in a principal balance of $168,304 at December 31, approximately $130,000 of notes are due in 2026 and have conversion terms. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lesser of $0.09 or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on a national securities exchange. A total of $17,304 interest is included in the loan balances under (G) in the table above.

Debt Payoff Schedule

Future minimum payments under the Notes payable for the next five years and thereafter are as follows:

Years Ending December 31, 2025	Amount
2026	$1,003,206
2027	33,729
2028	3,274
2029	3,399
2030	3,529
Thereafter	137,894
Total payments	1,185,031
Less: Current portion	(1,003,206)
Non-current portion	$181,825

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with secured and unsecured borrowings from certain related parties. Each of the listed loans below indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum. The loan indicated with a B does not have stated terms.

The principal amount of debt from related parties is summarized in the following table:

Related Party	12/31/2025	12/31/2024
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Powers	34,159	31,093	A
Richard Long	39,862	39,862	B
	$1,029,453	$1,026,387

(A)	Current or former officer or director or controlled entity by current or former officer or director

(B)	Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $567,422 and $424,277 at December 31, 2025 and 2024, respectively.

NOTE 9 —RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, a significant shareholder and spouse of a director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the periods ended December 31, 2025 and 2024 were $20,700 and $20,700, respectively.

Royalties

The Company sells a product subject to a royalty agreement with the VHS Pool that was set up by a predecessor entity, through two if its subsidiaries. A former officer and former director – Robert Long through a related entity – Lone Peak Innovative Holdings, LLC, claims a creditor interest in the VHS Pool. To the knowledge of Management, Lone Peak Innovative Holdings, LLC has to date not received payments from the VHS Pool and the likelihood of future payments is not ascertainable.

The royalty agreement calls for the payment of 1% of the gross sales of the subject product(s). The royalty applies to any product designed to support a healthy Endothelium Glycocalyx, such as the company’s Endocalyx Pro product. The royalty agreement also calls for the payment of 1% of the proceeds, after taxes, on a liquidity event. A liquidity event is defined as the subsidiary entering an arms-length transaction with a third party or making an initial public offering. Should a liquidity even occur, the agreement requires a minimum payment to raise the pool amount to $7,500,000. The maximum amount of the VHS Pool is $15,000,000.

Royalties incurred during the periods ended December 31, 2025 and 2024 were $33,349 and $11,364, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and GlycoCheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the years ended December 31, 2025 and 2024. The cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Ms. Walker provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. Legal fees billed during the periods ended December 31, 2025 and 2024 were $-0- and $50,784, respectively, no legal fees were paid during 2025 and 2024. The balance of $72,061 was owed by the Company at year end. In January 2024, Ms. Walker was granted an option to acquire 6,880,000 shares of common stock at $0.13 per share. The options with a fair value of $832,092 were included in selling, general and administrative expenses in 2024.

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $268,545 at December 31, 2025, and $199,740 at December 31, 2024, from Thomas Powers were $54,250 at December 31, 2025, and $-0- at December 31, 2024 and from Gary Hennerberg were $23,845 at December 31, 2025. Balances due to prior officers and board members were $9,107 at December 31, 2025 and $22,048 at December 31, 2024. The amounts due are unsecured, non-interest bearing, with no formal terms of repayment

Notes Payable – Related Parties

Certain related party loans are secured by all assets of the Company or all assets of a subsidiary as evidenced by UCC Financing Statements as follows:

Filed on Loans to BioRegenx
Libertas Trust	$180,000
Wilshire Holding Trust	$518,000

Filed on Loans to NuLife Sciences
Resco Enterprises Trust	$157,747
Avis Trust	$67,606

NOTE 10— COMMITMENTS AND CONTINGENCIES

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

Legal Services

In April of 2025, the Company entered into a legal services agreement related to capital markets matters and SEC filings and other matters with total potential fees up to $450,000 and 150,000 shares of the Company’s common shares, with reverse split protection. No fees have been earned under the agreement as of December 31, 2025.

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

VHS Pool

In January of 2025, a member of the VHS Pool contacted the Company and claimed the change in ownership of Microvascular Health Solutions when it became a subsidiary of the Company in April of 2021 may potentially constitute a liquidity event which would accelerate the VHS Pool payments. The Company and the VHS Pool Member have since been negotiating terms of a revised royalty agreement. The parties agreed to a tolling of the statute of limitations of the potential breach until the earlier of March 31, 2026 or within in 60 days after either party terminate the agreement. In February 2026,the tolling agreement was extended until March 31, 2027, or within in 60 days after either party terminate the agreement. The Company does not believe there has been a breach and that the effect of a revised agreement will not have a material effect on the financial statements or future operations.

GlycoCheck B.V. Lawsuit

On April 21, 2025, former officers and directors of the Company, Bob Long and Hans Vink, in their capacity as directors of GlycoCheck B.V. (“GlycoCheck”), filed a complaint against the Company and its subsidiary, MicroVascular Health Solutions, LLC, in the Business and Chancery Court of the State of Utah, alleging breach of contract and related damages resulting from unpaid royalties and unjust enrichment. The plaintiffs are claiming damages in excess of $566,682. The Company has evaluated the claims and considers them to be without merit, based on the following reasons; (1) in November 2023, GlycoCheck lost its license to use the technology, which was the basis of the contract that is the subject of the claim, (2) the licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement and (3) there were no amounts paid or accrued under the contract during the years ended December 31, 2025 and 2024. During the quarter ended September 30, 2025, Bob Long and Hans Vink were removed as directors of GlycoCheck B.V. and the suit was dismissed by the current directors of GlycoCheck B.V.

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

NOTE 11—INCOME TAXES

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. As of December 31, 2025, the Company expect to have ($5,510,000) of net operating loss carryovers. The Company believes the utilization of the carryforwards cannot be determined with reasonable accuracy at this time due to provisions in the tax code that could act to limit the utilization of the carryovers and uncertainty in the determination of the periods that the carryovers may be utilized against future taxable income. The Company maintains a full valuation allowance on its carryforwards. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2025, and 2024, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2022 through 2025 remain open to examination by the taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	12/31/2025	12/31/2024
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(4.4)%	(4.4)%
Change in valuation allowance	25.4%	25.4%
Income taxes at effective tax rate	0.0%	0.0%

The components of deferred taxes consist of the following at December 31, 2025 and 2024.

	12/31/2025	12/31/2024
Net operating loss carryforwards	$1,400,000	$1,374,000
Capital loss carryforwards	–	22,700
Reserves, accruals and other	115,000	839,000
Intangible asset	178,000	–
Deferred stock-based compensation	762,000	1,082,000
Less: Valuation allowance	(2,455,000)	(3,317,700)
Net deferred tax assets	$–	$–

NOTE 12—SEGMENT INFORMATION

The company operates and manages its business as one reportable and operating segment as a medical testing, diagnostic and nutraceutical company. The Company focuses on commercialization of its patented technologies in its field. The primary measure of segment profit or loss reviewed by the CODM is consolidated net loss. The CODM also reviews gross sales and cost of goods sold as key performance indicators. CODM includes financing costs.

The Company’s Chief Operating Decision Maker (CODM) reviews financial information and presented and decides how to allocate resources based on potential new revenues. Gross sales, cost of goods sold and net income (loss) are used for evaluating financial performance.

The CODM regularly reviews the following expense categories in assessing performance: cost of goods sold, salaries and wages, stock-based compensation, distributor incentives, legal and accounting, depreciation and amortization, impairment charges and interest expense.

	Years Ended December 31,
	2025	2024
Net sales	$1,854,513	$2,340,106
Less:
Cost of goods sold	350,855	681,685
Salaries and wages	399,334	550,930
Stock based compensation	380,786	3,693,725
Distributor incentives	15,924	173,928
Legal and accounting	383,390	481,319
Depreciation and Amortization	50,075	2,219,192
Impairments	725,000	16,212,621
Other operating expenses	793,140	1,090,061
Interest expense	299,578	290,662
Net loss	$(1,543,569)	$(23,054,017)

NOTE 13—SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued. Subsequent to December 31, 2025, the Company continued to pursue financing alternatives and continued to receive advances from related parties to support operations. No other subsequent events occurred that would require adjustment to or additional disclosure in the accompanying consolidated financial statements.

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

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in internal control over financial reporting described below.

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

Our management assessed the effectiveness of internal controls over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee as defined under Rule 10A-3 under the Securities Exchange Act of 1933; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal control over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended December 31, 2025, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position	Term
William Resides	57	Chief Executive Officer, Interim Chief Financial Officer, Director	3/8/2024 to present
Gary Hennerberg	69	Secretary	4/16/2025 to present
Suzanne Bird	61	Director	3/8/2024 to present
Thomas Powers	50	Director	3/8/2024 to present
Richard Janney	67	Director	10/7/2024 to present

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

Gary Hennerberg

Gary Hennerberg is the Secretary of the Company after rejoined the Company after a brief retirement. Gary was formerly a Director, Secretary and the Chief Executive Officer for a subsidiary. In his career, Mr. Hennerberg has worked as a marketing consultant to large and small organizations across a variety of industries. He has been a speaker, columnist, webinar host and teacher of marketing topics. Mr. Hennerberg is the author of “Crack the Customer Mind Code / Seven Pathways from Head to Heart to YES!”; “Direct Marketing Quantified: The Knowledge is in the Numbers” and “Spinal Stenosis and Back Pain Relief Treatments Reviewed”. Prior to 1992, he was Vice President of U.S. Communications Marketing Agency, Vice President of Direct Marketing for CMF&Z, a Young and Rubicam Advertising Agency, and on the client-side Gary has worked as a Product Manager and Marketing Manager for several companies. Gary obtained a B.A. Communications from Fort Hays State University in 1978.

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

Thomas Powers

Mr. Powers is a Director of the Company. From 2014 to present Mr. Powers has been a Board Member of Findit Inc., a SEO firm which was acquired by the Company. From 2017 to present Mr. Powers has been the President and Founder of Rent Button, a Real Estate Rental platform.  From 2023 to present Mr. Powers has been in a senior position at Guesty, Inc, a SaaS company serving the Short-Term Rental Industry. Mr. Powers has experience in B2B ventures including the Security Industry, Merchant Services, Point of Sale and SEO consulting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of the copies of such forms furnished to us under 17 CFR 240.16a-3(e) during our fiscal year ended December 31, 2025, all of our officers and directors and certain greater than 10% beneficial owners failed to file Forms 4 and Forms 5 as required. As of the date of this Annual Report on Form 10-K, such persons have not filed the required reports, including applicable Forms 4 and/or Forms 5, with respect to these transactions.

Board of Directors

Our board of directors currently consists of four members. The directors are elected at the annual stockholders meeting.

Audit Committee

As of the date of this Annual Report, the Company has an Audit Committee consisting of two directors. Mr. Janney is a qualified financial expert and independent director, and he chairs the committee. The Audit Committee did meet the standard of being an independent audit committee as defined under Rule 10A-3 under the Securities Exchange Act of 1933, which require a majority of independent members.

Committees and Procedures

1	The Company does not have a standing nominating committee of the Board of Directors, or a committee that performing similar functions. Members of the Board of Directors act in lieu of the committee due to its small size. Now that the merger has occurred, the Company will move forward to finalize the required remaining committees.

2	The members of the Board who act as nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a)).

3	The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

4	The basis for the view of the board of directors, is that it is appropriate for the Company not to have such a policy and that there is no need to adopt a policy for a small company.

5	The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

6	There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

7	The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

The Company has adopted a Code of Ethics for the Board and any salaried employees. Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act. Our Code of Ethics is posted on our website - www.bioregenx.com. We will satisfy the disclosure requirement of Item 5.05 of Form 8-K (which requires disclosure on Form 8-K or the Company website of certain waivers or amendments of the Company’s code of ethics) by posting information at this location on the Company website.

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

Insider Trading Policy

The Company has adopted an insider trading policy and related procedures governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. The policy also applies to the Company’s subsidiaries and affiliates. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Policy on Timing of Equity Award Grants

The Compensation Committee and the Board have not established written policies regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”). They do however as a matter of practice take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation. During 2024, the timing of grant of stock options did not trigger disclosures hereunder.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary executive compensation information for our “Named Executive Officers”, determined for the fiscal year ended December 31, 2025, for each of fiscal years ended December 31, 2025 and December 31, 2024.

Summary Compensation Table

		Salary	Bonus	Stock awards	Option Awards	All other compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)
William Resides, Chief Executive Officer and	2024	157,500	0	0	0	0	157,500
Interim Chief Financial Officer	2025	118,419	0	0	0	4,720	123,139

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the Named Executive Officer identified in the Summary Compensation Table.

Stock Option Grants

During the year ended December 31, 2024, the Company granted options to acquire 23,573,328 shares of its common stock at $0.13 per share with a fair value of $2,851,045 to two directors, one of whom was an officer. The options had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. At the grant date 12,213,328 of the options with a fair value of $1,491,833 vested immediately. Both directors resigned in July of 2024. As the options did not include a forfeiture provision, or any acceleration clauses, Management determined to account for the full amount of the award as a cost during the year ended December 31, 2024 as there were no future services to be performed. The full value of the options granted with a fair value of $2,851,045 are included in selling, general and administrative expenses in the accompanying statements of operations. In 2025 no warrants have been exercised under these grants and no compensation has been recorded.

Outstanding Equity Awards

There were no equity awards outstanding at year end held by Named Executive Officers.

Option Exercises

There were no options exercised by our Named Executive Officers or directors from inception through fiscal year end December 31, 2025.

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

Recovery of Erroneously Awarded Compensation

None.

Director Compensation

Beginning in fiscal year 2025, director compensation was set at $7,500 per quarter, per director, payable in Company equity. Beginning with the third quarter of 2025 the compensation was increased to $25,000 per quarter. The shares to be issued are valued at an agreed upon amount of $0.13 per share. The board members who are also an officer were removed from the board compensation starting with the fourth quarter of 2025. The board members were not paid for the year ended 12/31/2024. The valuation of the director compensation recorded was based on the share value on the date of vesting and differs from the agreed upon value. The Company issues equity to the directors on a quarterly basis.

Name	Salary Earned as Officer	Board Fees Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
William Resides, Chairman (NEO and Chairman of the Board)	118,419	0	4,720	0	123,139
Suzanne Bird	0	0	6,981	0	6,981
Thomas Powers	0	0	6,981	0	6,981
Richard Janney	0	0	6,981	0	6,981
Gary Hennerberg, Officer and Former Board Member	27,144	0	4,720	0	31,864

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 31, 2026, for (i) each Named Executive Officer and director, and (ii) all Named Executive officers and directors as a group (iii) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock. A person is considered to beneficially own any shares (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 31, 2026. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2026, is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Except as otherwise indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each listed executive officer and director is 7407 Ziegler Rd, Chattanooga, TN 37421.

The percentages below are calculated based on 3,800 shares of our Series A preferred stock and 969,017,081 shares of our common stock issued and outstanding. Each share of our common stock is entitled to one vote per share and each share of our Series A preferred stock is entitled to 2,500 votes. Except as otherwise indicated in the footnotes to the table set forth below, all persons listed have sole voting power and investment power, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership of their common stock. Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o BioRegenx, Inc., 7407 Ziegler Rd, Chattanooga, Tennessee 37421

Thomas Powers holds 15,000 warrants exercisable at $0.20, all other beneficial owners, management and directors do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

	Shares Beneficially Owned
	Common Stock		Series A Preferred Stock		Total Voting Power
Name of Beneficial Owner	Number	%	Number	%	%
Named Beneficial Executive Officers and Named Directors
William Resides(1)	218,206,580	22.52%	1,120	29.47%	22.50%
Gary Hennerberg	20,790,763	2.15%	108	2.84%	2.15%
Suzanne Bird(2)	94,150,504	9.72%	480	12.63%	9.74%
Thomas Powers	4,731,550	0.45%	0	0.00%	0.45%
Richard Janney	495,240	0.05%	0	0.00%	0.05%
All executive officers and directors as a group (5 persons)	338,374,637	33.37%	1,708	44.95%	33.49%

5% Shareholders
Wilshire Holding Trust, (William Resides Trustee)	197,031,616	20.33%	1,008	26.53%	20.39%
JARA Irrevocable Trust (Robert Doran Trustee)(3)	74,633,328	7.70%	400	10.53%	7.73%
Libertas Trust (Joseph Bird and Suzanne Bird JT Trustees)	84,799,264	8.75%	432	11.37%	8.78%
RNL Lonepeak Holding, LLC Robert Long, Member and Robert Long(4)	188,346,832	19.44%	1,015	26.71%	19.51%
Hans Vink Beheer BV, Hans Vink, principal	122,619,600	12.65%	617	16.24%	12.69%

_________________

(1)	William Resides, an officer and director of the Company is the Trustee of the Wilshire Holding Trust. Additionally, William Resides controls Resides Enterprises LLC which owns 195,201 common shares. The officer and director holdings include amounts held indirectly held by the identified 5% shareholder.
(2)	Suzanne Bird, a director of the Company is a co-Trustee of the Libertas Trust and spouse of Joseph Bird. The officer and director holdings include amounts held indirectly by the identified 5% shareholder.
(3)	Robert Doran, a former officer and former director of the Company is the Trustee of the JARA Irrevocable Trust.
(4)	Robert Long, a former officer and former director of the Company is the member of RNL Loanpeak Holdings, LLC which owns 187,447,552 common shares and 1,015 series A preferred shares. He is trustee of Robert M Long Trust which owns 899,280 common shares.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock. In calculating the percentage of beneficial ownership, shares underlying options, warrants or conversion features exercisable within 60 days are deemed outstanding for the holder but not for any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, a significant shareholder and spouse of a director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the periods ended December 31, 2025 and 2024 were $20,700 and $20,700, respectively.

Royalties

The Company sells a product subject to a royalty agreement with the VHS Pool that was set up by a predecessor entity, through two if its subsidiaries. A former officer and former director – Robert Long through a related entity – Lone Peak Innovative Holdings, LLC, claims a creditor interest in the VHS Pool. To the knowledge of Management, Lone Peak Innovative Holdings, LLC has to date not received payments from the VHS Pool and the likelihood of future payments is not ascertainable.

The royalty agreement calls for the payment of 1% of the gross sales of the subject product(s). The royalty applies to any product designed to support a healthy Endothelium Glycocalyx, such as the company’s Endocalyx Pro product. The royalty agreement also calls for the payment of 1% of the proceeds, after taxes, on a liquidity event. A liquidity event is defined as the subsidiary entering an arms-length transaction with a third party or making an initial public offering. Should a liquidity even occur, the agreement requires a minimum payment to raise the pool amount to $7,500,000. The maximum amount of the VHS Pool is $15,000,000.

Royalties incurred during the periods ended December 31, 2025 and 2024 were $33,349 and $11,364, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are directors of both BioRegenx, Inc. and GlycoCheck B.V. and may have an ownership interest in Glycocheck B.V. Mr. Long and Mr. Vink have left the Company and have called into question the status of the distribution agreement by issuing a cancellation notice. There were no amounts paid or accrued under the distribution agreement during the years ended December 31, 2025 and 2024. The cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Ms. Walker provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. Legal fees billed during the periods ended December 31, 2025 and 2024 were $-0- and $50,784, respectively, no legal fees were paid during 2025 and 2024. The balance of $72,061 was owed by the Company at year end. In January 2024, Ms. Walker was granted an option to acquire 6,880,000 shares of common stock at $0.13 per share. The options with a fair value of $832,092 were included in selling, general and administrative expenses in 2024.

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $268,545 at December 31, 2025 and $199,740 at December 31, 2024, from Thomas Powers were $54,250 at December 31, 2025, and $-0- at December 31, 2024 and from Gary Hennerberg were $23,845 at December 31, 2025. Balances due to prior officers and board members were $9,107 at December 31, 2025 and $22,048 at December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2025, and 2024.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2025, and 2024:

	2025	2024

Audit Fees	$161,547	$96,531
Tax Fees	–	–
All Other Fees	–	–
Total	$161,547	$96,531

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

Audit Fees

The aggregate fees billed for the years ended December 31, 2025 and 2024 for professional services rendered by Weinberg for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2025 and 2024 were $161,547 and $96,531, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Weinberg during the years ended December 31, 2025 and 2024 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

None.

Audit Committee Policies and Procedures

We have an audit committee which is comprised of two board members, only one of whom we have determined to be an “independent director” and financial expert. Our audit committee pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services and, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm. In fiscal year ending December 31, 2025, all audit services provided by Weinberg and fees paid to Weinberg were unanimously pre-approved according to our policy.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2025 and 2024

Statements of Operations for the years ended December 31, 2025 and 2024

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024

Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

The following exhibits are included herewith or incorporated by reference as noted:

Exhibit No.	Description
2.1	Acquisition Agreement dated December 5, 2023 by and among BioRegenx, Inc., DocSun BioMedical Holdings, Inc. and its shareholders (incorporated by reference to exhibit 2.1 to Form 10-Q/A as filed October 9, 2024)
2.2	Agreement and Plan of Merger dated December 29, 2022 by and between BioRegenx, Inc. (merged out entity) and Findit, Inc. (the surviving entity) (incorporated by reference to exhibit 2.2 to Form 10-Q/A as filed October 9, 2024)
3.1	Articles of Incorporation dated December 23, 1998 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
3.2	Amendment to Certificate of Designation of Series B Convertible Preferred Stock filed December 30, 2015 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K, as filed on April 4, 2023)
3.3	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on March 29, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K as filed on April 4, 2023)
3.4	Certificate of Amendment to Articles of Incorporation filed on March 8, 2024 (incorporated by reference to Exhibit 3.6 to Current Report on Form 8-K dated March 8, 2024, as filed April 1, 2024)
3.5	Articles of Merger dated March 8, 2024 (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.6	Certificate of Designation of Series A Preferred Shares filed March 14, 2024 (incorporated by reference to Exhibit 3.7 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.7	Certificate of Correction dated March 26, 2024 (incorporated by reference to Exhibit 3.8 to Current Report on Form 8-K dated March 8, 2024, as filed on April 1, 2024)
3.8	Bylaws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on as filed March 11, 2021)
4.1	Description of Securities Registered Under Section 12(g) of the Exchange Act
4.2	Form of 2024 16% Convertible Note (incorporated by reference to exhibit 4.1 to Form 10-Q as filed October 9, 2024)
4.3	Form of 2024 Warrant (incorporated by reference to exhibit 4.2 to Form 10-Q as filed October 9, 2024)

10.1	Distribution Agreement dated December 1, 2014 by and between MicroVascular Health Solutions, LLC and Glycocheck B.V (incorporated by reference to exhibit 10.1 to Form 10-Q/A as filed October 9, 2024)
10.2	Agreement dated May 13, 2015 by and between Vascular Health Sciences, LLC, Theodore C. Skokos, Loan Peak Innovative Holdings, LLC, JD2 Holdings, Inc., Dayid Daniels, Atmadharma, LLC, Bruce Bouche, the Ted and Shannon Skokos Foundation, and Pvsa Investments LLC, on one hand, and Microvascular Health Solutions LLC, Vigorous Health LLC, and Robert Long, on the other hand (incorporated by reference to exhibit 10.2 to Form 10-Q/A as filed October 9, 2024)
10.3	Form of 2024 16% Convertible Note Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 10-Q as filed October 9, 2024)
10.4	Sublicense and Assignment Agreement dated May 5, 2025 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed August 14, 2025)
14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K as filed April 15, 2025)
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K as filed April 15, 2025)
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from BioRegenx, Inc.’s Annual Report on Form 10-k for the fiscal year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
104	The cover page from the BioRegenx, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioRegenx, Inc.

/s/ William Resides

By: William Resides

Its: Chief Executive Officer

(Principal Executive Officer)

Date: April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/William Resides William Resides	Chief Executive Officer, Interim Chief Financial Officer, Director (Principal Executive Officer; Principal Financial Officer)	April 15, 2026

/s/Suzanne Bird	Director	April 15, 2026
Suzanne Bird

/s/Thomas Powers	Director	April 15, 2026
Thomas Powers

/s/Richard Janney	Director	April 15, 2026
Richard Janney

