Form 10-Q
period 2026-03-31
BIOREGENX, INC.
filed 2026-05-20
CIK 1593184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of May 20, 2026 was 971,575,183 shares of its $0.001 par value common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,806	$69,383
Accounts receivable	18,383	39,718
Inventories, net	92,806	106,931
Prepaid expenses and other current assets	33,297	35,233
Total current assets	190,292	251,265
Property and equipment, net	146,778	159,721
TOTAL ASSETS	$337,070	$410,986

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$698,974	$615,990
Accounts payable - related parties	257,248	355,747
Accrued expenses	386,754	434,370
Accrued interest - related party	605,510	567,422
Notes payable and loans (including $522,500 in default)	952,615	1,003,206
Notes payable and loans - related parties	1,030,193	1,029,453
Deferred revenue	56,528	60,227
Total current liabilities	3,987,822	4,066,415
Royalty Liability	700,000	700,000
Notes payable and loans, net of current	182,564	181,825
TOTAL LIABILITIES	4,870,386	4,948,240

Stockholders’ Deficit:
Common stock, $0.001 par value; 1,500,000,000 shares authorized; 971,575,183 issued and outstanding as of March 31, 2026 and 969,017,081 as of December 31, 2025	971,575	969,017
Series A preferred stock, non-dividend, 2,500 votes per share, $0.001 par value, 50,000,000 authorized; issued and outstanding 3,800 shares	4	4
Additional paid-in capital	31,637,084	31,609,289
Accumulated deficit	(37,141,979)	(37,115,564)
TOTAL STOCKHOLDERS' DEFICIT	(4,533,316)	(4,537,254)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$337,070	$410,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Net sales	$426,175	$515,147
Cost of sales	77,887	109,116
Gross profit	348,288	406,031
Operating expenses:
Distributors incentives	1,658	8,278
Selling, general and administrative (including equity compensation granted to officers, directors and contractors of $30,353 in the period ended March 31, 2026 and $75,633 in the period ended March 31, 2025)	396,394	590,368
Total operating expenses	398,052	598,646
Loss from operations	(49,764)	(192,615)

Other Income/(Expense):
Write-off of accrued liabilities	81,334	–
Other income	19,101	–
Interest expense and financing costs (Including related party interest of $38,088 in the three months ended in March 31, 2026 and $35,455 in March 31, 2025.	(77,086)	(74,239)
Other income and expense (net)	23,349	(74,239)
Net loss	$(26,415)	$(266,854)

Weighted average common shares outstanding - basic and diluted	969,173,181	956,994,100
Loss per share - basic and diluted	$(0.00)	$(0.00)

Comprehensive Loss:
Net Loss	$(26,415)	$(266,854)

Other comprehensive loss
Foreign currency translation adjustment	–	(2,059)
Other comprehensive loss	$(26,415)	$(268,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

For the three months ended March 31, 2025	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2024	956,994,100	$956,994	3,800	$4	1,936,000	$268,620	$30,965,084	$(35,571,995)	$2,034	$(3,379,259)

Issuance and vesting of common shares for services	1,936,000	1,936	–	–	(1,936,000)	(268,620)	336,574	–	–	69,890
Issuance of common shares to directors	285,715	286	–	–	–	–	5,457	–	–	5,743
Issuance of common shares as loan incentive	500,000	500	–	–	–	–	5,400	–	–	5,900
Issuance of common shares for settlement of payables	577,143	577	–	–	–	–	7,138	–	–	7,715
Net loss	–	–	–	–	–	–	–	(266,854)	–	(266,854)
Other Comprehensive loss	–	–	–	–	–	–	–	–	(2,059)	(2,059)
Balance, March 31, 2025	960,292,958	$960,293	3,800	$4	–	$–	$31,319,653	$(35,838,849)	$(25)	$(3,558,924)

For the three months ended March 31, 2026	Common Stock		Preferred Stock		Issuable Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2025	969,017,081	$969,017	3,800	$4	–	$–	$31,609,289	$(37,115,564)	$–	$(4,537,254)
								–	–
Issuance of common shares for services	1,986,671	1,987	–	–	–	–	21,584	–	–	23,571
Issuance of common shares to directors	571,431	571	–	–	–	–	6,211	–	–	6,782
Net loss	–	–	–	–	–	–	–	(26,415)	–	(26,415)
Balance, March 31, 2026	971,575,183	$971,575	3,800	$4	–	$–	$31,637,084	$(37,141,979)	$–	$(4,533,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES:
Net loss	$(26,415)	$(266,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,943	12,377
Amortization of debt discounts	–	1,515
Fair value of common shares issued to officers and directors for services	6,782	–
Fair value of common shares issued for services	23,571	75,633
Fair value of common shares issued as loan incentives	–	5,900
Interest capitalized to debt balance	3,944	9,789
Write-off of accrued liabilities	(81,334)	–
Change in operating assets and liabilities:
Accounts receivable	21,335	3,837
Inventories	14,125	(29,344)
Prepaid expenses and other assets	(914)	64,264
Accounts payable	82,984	71,032
Accounts payable - related parties	(98,499)	265
Accrued expenses and other liabilities	33,718	61,571
Accrued interest - related parties	38,088	35,455
Deferred Revenue	(3,699)	(7,745)
Net cash provided by operating activities	26,629	37,695

FINANCING ACTIVITIES:
Note and loan payments	(56,017)	(10,415)
Increase in note and loan balances	5,811	–
Net cash used in financing activities	(50,206)	(10,415)
NET EFFECT OF EXCHANGE RATE FLUCTUATIONS	–	(2,059)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(23,577)	25,221
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	69,383	58,404
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$45,806	$83,625

CASH PAID FOR:
Interest	$29,688	$23,193
Income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle accounts payable	$–	$7,715
Net non-cash activities	$–	$7,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOREGENX, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.

Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting of normal recurring adjustments,and write-offs), which are, in the opinion of the management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026 (the “Annual Report”).  The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements included with that Annual Report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the three months ended March 31, 2026, the Company incurred a net loss of $(26,415), generated cash from operations of $26,629 and had a stockholder’s deficit of $4,533,316 as of that date. At March 31, 2026, the Company had cash on hand in the amount of $45,806. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Accounts Receivable

Payments from the customers are typically made at the time of the order before satisfaction of the performance obligation. The Company in rare instances grants 30-day terms to select long term customers. In such instances the revenue recognition occurs when the performance obligation is satisfied. Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company establishes an allowance for doubtful accounts for estimated losses inherent in its accounts receivable as determined by management. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of the receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts regularly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026, and December 31, 2025, management determined the reserve for uncollectible accounts was adequate to provide for future losses.

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

Disaggregation of Revenue

Net revenue received consisted of the following product sources:

For the three months ended	March 31, 2026	March 31, 2025
Medical testing	$33,816	$48,533
Wellness devices	9,796	10
Nutritional	384,570	467,531
Other - returns	(2,007)	(927)
Total Sales	$426,175	$515,147

Net revenue received consisted of the following customer types:

For the three months ended	March 31, 2026	March 31, 2025
Medical and Academic	$121,560	$167,688
Customers and Direct Sales	233,983	263,531
Reseller	70,632	83,928
Total Net Sales	$426,175	$515,147

Deferred Revenue

The Company as a matter of ordinary operations allocates the purchase price against the performance obligation on an order-by-order basis for the entire order. In the event an order has not been fulfilled or partially filled revenues are not recognized for the portion of the order for which the performance obligation has not been satisfied.

As of December 31, 2025, the Company had deferred revenue of $60,227, which was primarily related to funds received from customers in advance of shipment.

In 2026, the Company did not record revenue or refunds for its previously deferred revenue from wellness products and medical test machines. The deferred balance was reduced by $3,699 upon the reversal of unidentifiable deposit held in the deferred revenue account. As of March 31, 2026, the Company's deferred revenue had a balance of $56,528, primarily consisting of $33,480 in customer advances for products not yet shipped and $23,048 in deferred shipments.

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

As of December 31, 2025, the Company had provided an accrual for commissions payable under this program of $166,561. During the period ended March 31, 2026, the Company conducted a study of commission expense and the accumulation of the provision over the previous three years. The results of the study indicated that many of the accrued amounts were not payable, and related to old unidentified amounts that were brought forward from older systems. As such, the Company adjusted the accrual by $81,334 during the period ended March 31, 2026. As of March 31, 2026, and December 31, 2025, the Company had an accrued liability for commissions payable of $84,785 and $166,561, respectively, which are included in accrued expenses in the accompanying condensed balance sheets.

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company until March 8th, 2024 and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

For the three months ended March 31, 2026 and 2025, there were no reconciling items related to either the numerator or denominator of the loss per share calculation, as their effect would have been anti-dilutive. Securities which may have affected the calculation of diluted earnings per share for the three months ended March 31, 2026 if their effect had been dilutive include 43,107,344 outstanding options and warrants to purchase our common stock.

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

NOTE 2—INVENTORIES

Inventories, which consist of finished goods, are comprised of the following:

Finished Goods:	March 31, 2026	December 31, 2025
Medical testing	$2,321	$4,849
Wellness devices	23,637	74,995
Nutritional	66,848	27,087
Total Finished Goods	$92,806	$106,931

Medical testing equipment components were purchased and assembled once orders were received during the financial statement period. The medical testing components are salable separately in the form received. Nutritional inventories are purchased in finished form with labels purchased separately in an amount to support the production run.

NOTE 3—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid commissions	$5,163	$5,163
Other current assets	28,134	30,070
Total	$33,297	$35,233

NOTE 4—ISSUANCE OF COMMON STOCK AND OPTIONS

Issuance of common stock for services

During the period ended March 31, 2024 the Company granted 7,912,000 shares of its common stock with a fair value of $1,097,790 to two consultants for services. One tranche of shares of stock issued had a vesting term of 50% at grant date, 25% on 1st year anniversary date, and the remaining 25% on 2nd year anniversary from grant date. During the period ended December 31, 2025 shares with a fair value of $202,899 vested and are included in selling, general and administrative expenses. In February, 2025, 1,936,000 shares issuable at December 31, 2024 were issued and the fair value of those shares of $268,620 was released to additional paid in capital.

In the three months ended March 31, 2026, equity compensation was recorded for contractors and a professional who were granted a total of 1,986,671 common shares with an aggregate value of $23,571. The shares were fully vested when issued.

Issuance of common stock to Directors and other related parties

During the three month period ended March 31, 2025 the Company granted 285,715 shares of its common stock with an aggregate fair value of $5,743 to its directors and officers for services provided. The shares were fully vested when issued.

In the three months ended March 31, 2026, equity compensation was recorded for board members and officers who were granted a total of 571,431 common shares with an aggregate value of $6,782. The shares were fully vested when issued.

Issuance of common stock as loan incentives

For the year ended December 31, 2025, the Company granted 500,000 shares of its common stock with a fair value of $5,900 to two note holders as a loan fee and other advances.

Amounts owed to a director were converted to 97,370 common shares with a fair value of $974 during the year ended December 31, 2025.

Shares issued for grants before the end of the three months ended March 31, 2026, and issued before the filing of these financial statements are treated as outstanding share in the financial statements.

A summary of all stock options and warrants outstanding as of March 31, 2026, without the effect of forfeitures, follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding as of December 31, 2025	43,107,344	$0.16
Granted	-	-
Exercised	–	–
Forfeited	–	–
Outstanding as of March 31, 2026	43,107,344	$0.16
Exercisable at March 31, 2026	43,107,344	$0.16

Options and Warrants Outstanding and Exercisable at March 31, 2026:

Range of Exercise Price	#of Options and Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining (Years)
$0.09 to 0.20	43,107,344	$0.16	4.94

The outstanding and exercisable options and warrants had no intrinsic as on March 31, 2026.

NOTE 5—LOANS

The Company, through certain subsidiaries, financed past activities, in part, with borrowing from private parties, Small Business Administration’s Economic Injury Disaster Loans (EIDL) and related parties.

Loans from unrelated parties are as follows:

	March 31, 2026	December 31, 2025
(A) Howard notes - In Default	$100,000	$100,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	4,673	6,083
(D) Alder note, net of discount	263,767	285,864
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Stripe Capital	22,729	52,280
(G) Other	171,510	168,304
Total	1,135,179	1,185,031
Less current portion	(952,615)	(1,003,206)
Total long term	$182,564	$181,825

(A) The Company has two outstanding unsecured Howard Notes that are both in default. The first Howard note was advanced on June 28th, 2016 and the second on April 3rd, 2017 to Microvascular Health Solutions, LLC. Both notes are for $50,000 and had one-year terms, both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 shares, which would only be issuable at the option of the Company in lieu of the interest in the subsidiary.

(B) The Goff note had a maturity date of February 13th, 2016, the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C) Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments.

((D) In January 10th, 2024, the Company issued two unsecured notes for $165,000 each to Adler and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was fully amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Adler note until May 2025 at which time the payments become $5,000 per month for each note. The Company issued 250,000 common shares to the lender for each note extended. As of December 31, 2024, the aggregate principal and interest due under the notes was $328,644.

On October 9th, 2025, the Adler and Genesis Glass notes were combined into a single note payable to Adler with a principal balance of $295,207 and the term was extended to October 10, 2026. In the event that the Company raises over $2,000,000 in equity or debt financing 10% of the amount raised will be applied to the note until the principal is paid off. The extension terms call for 1% interest per month and $10,000 payments of principal and interest per month. In the event of an uplist of the Company to a national exchange, the lender has the option to convert the outstanding principal balance of the note into the Company’s common shares for 90 days after the uplist. The conversions price is fixed at $0.1325 per share. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5% and the lender has the right to require immediate payment in full. The company made principal payments of $22,097 during the period ended March 31, 2026.

(E) Long Term Notes – EIDL

As principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $550,000 and $550,000 at March 31, 2026 and December 31, 2025, respectively. At December 31, 2025, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, Inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan. As of March 31, 2026, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F) On July 24th 2025, the Company took out a loan from Stripe Capital, a company affiliated with one of its credit card processors. The original principal of the loan was $105,800. The finance charge is stated as a fixed amount of $7,935 or 7% of the amount to be repaid. Payments are made on a daily basis with 22% of the sales volume processed through the Stripe merchant account being applied against the total amount to be repaid. There is a minimum repayment amount of $12,637 that applies to each 60-day period which has not affected the repayment amounts as of December 31, 2025. The loan does not have a fixed term for repayment but is expected to be fully repaid in 8 to 10 months. The company made principal payments of $29,550 during the period ended March 31, 2026. The remaining principal balance at March 31, 2026 is $22,729.

(G) As of March 31, 2026, five notes were issued for proceeds totaling $160,000. One of the convertible notes with an original principal amount of $30,000 is owned to a related party and the balance is reported in the Related Party Loans section below. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lesser of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The balance of the principal and accrued interest was $171,510 and $168,304 at March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, payments on two of the Economic Injury Disaster Loan (EIDL) facilities were delinquent. Consistent with the Company’s policy, any past-due principal and interest amounts payable within twelve months are classified as current liabilities on the condensed consolidated balance sheet. Management is pursuing extensions and other arrangements to cure delinquencies and improve liquidity.

Related Party Loans

BioRegenx and its subsidiaries have financed past activities, in part, with unsecured borrowings from certain related parties. Each of the listed loans below indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear interest rates from 8% to 16% per annum. The loan indicated with a B does not have stated terms.

The principal amount of debt from related parties is summarized in the following table:

Related Party	March 31, 2026	December 31, 2025
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Power	34,899	34,159	A
Richard Long	39,862	39,862	B
	$1,030,193	$1,029,453

(A)	Current or former officer or director or controlled entity by current or former officer or director

(B)	Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $605,510 at March 31, 2026 and $567,422 at December 31, 2025.

NOTE 6 — RELATED-PARTY TRANSACTIONS

Rental

The Company rents its home office from BBD Holdings, LLC which is controlled by Joseph Bird, an officer and director. The rental is on the month-to-month basis and is at a rate of $1,725 per month which is no more than the prevailing rate for the Chattanooga, TN market. Rent paid during the three months ended March 31, 2026 and 2025 were $5,175 and $5,175, respectively.

Royalties

The Company sells a product subject to a royalty agreement with the VHS Pool that was set up by a predecessor entity, through two of its subsidiaries. A former officer and director – Robert Long - through a related entity – Lone Peak Innovative Holdings, LLC, has a creditor interest in the VHS Pool. Lone Peak Innovative Holdings, LLC has to date not received payments from the VHS Pool and the likelihood of future payments is not ascertainable.

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

Royalties incurred during the three months periods ending March 31, 2026 and 2025 were $2,025 and $2,717, respectively.

Distribution Agreement

The Company has a worldwide distribution agreement with GlycoCheck B.V. for the GlycoCheck machine distribution. Bob Long and Hans Vink are former officers and directors of BioRegenx, Inc., and were removed as directors of GlycoCheck B.V. during the quarter ended September 30, 2025. Mr. Long and Mr. Vink may have an ownership interest in Glycocheck B.V. There were no amounts paid or accrued under the distribution agreement during the three months ended March 31, 2026 and 2025. A cancellation notice was issued in January of 2024 without the consent of the majority owners of GlycoCheck B.V. In November 2023, GlycoCheck B.V. lost its license to use the technology, which was the basis of the distribution agreement with the Company. The licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement. In May of 2025 the Company acquired the rights to the technology to which the distribution agreement was based.

Legal Counsel

The Company’s legal counselors included a former member of the board of directors, Jody Walker. Jody provided legal services for SEC reporting and general legal matters through her firm J.W. Walker & Associates until her resignation in July of 2024. The balance of $72,061 was still owed by the Company as of March 31, 2026. No legal fees were incurred or paid during three month periods ended March 31, 2026 and 2025.

Accounts Payable – Related Parties

The Company reimburses certain officers and board members for company expenses paid through individual credit cards. Total short-term advances from Resides Enterprises, a company controlled by William Resides, Chief Executive Officer, were $169,666 at March 31, 2026, and $268,545 at December 31, 2025, from Thomas Power were $55,750 at March 31, 2026, and $54,250 at December 31, 2025 and from Gary Hennerberg were $22,725 at March 31, 2026, and $23,845 at December 31, 2025. Balances due to prior officers and board members were $9,107 at March 31, 2026 and $9,107 at December 31, 2025. The amounts due are unsecured, do not have stated interest, with no formal terms of repayment

Notes Payable – Related Parties

Certain related party loans are secured by all assets of the Company or all assets of a subsidiary as evidenced by UCC Financing Statements as follows:

Filed on Loans to BioRegenx:
Libertas Trust	$180,000
Wilshire Holding Trust	$518,000

Filed on Loans to NuLife Sciences:
Resco Enterprises Trust	$157,747
Avis Trust	$67,606

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its headquarters in Chattanooga Tennessee under a short-term lease. The headquarters is leased from a related party on a month-to-month basis for $1,725 per month. In addition, the Company also rents storage space on a month-to-month basis in various locations with total monthly cost of less than $1,000 per month.

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

GlycoCheck B.V. Lawsuit

On April 21, 2025, former officers and directors of the Company, Bob Long and Hans Vink, in their capacity as directors of GlycoCheck B.V. (“GlycoCheck”), filed a complaint against the Company and its subsidiary, MicroVascular Health Solutions, LLC, in the Business and Chancery Court of the State of Utah, alleging breach of contract and related damages resulting from unpaid royalties and unjust enrichment. The plaintiffs claimed damages in excess of $566,682. The Company evaluated the claims and considers them to be without merit, based on the following reasons; (1) in November 2023, GlycoCheck lost its license to use the technology, which was the basis of the contract that is the subject of the claim, (2) the licensor of the technology is an unrelated party and has allowed the Company to continue to operate under the terms of the original agreement and (3) there were no amounts paid or accrued under the contract during the years ended December 31, 2025 and 2024. During the quarter ended September 30, 2025, Bob Long and Hans Vink were removed as directors of GlycoCheck B.V. and the suit was dismissed by the current directors of GlycoCheck B.V.

BioRegenx Action Against Former Officers and Affiliated Entities

On October 24, 2025, the Company filed an action against Bob Long, Hans Vink and related companies seeking injunctive relief and asserting claims relating to intellectual property and breach of contract. As of the date of this report, the matter remains pending. While management cannot predict the outcome with certainty, the Company intends to pursue the action vigorously. No amounts have been accrued or recognized as a gain contingency in the accompanying condensed consolidated financial statements.

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

NOTE 8— SEGMENT INFORMATION

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

Significant segment items used by the CODM include gross sales, cost of goods sold, salaries, stock-based compensation, distributor incentive, legal and accounting, depreciation and amortization and interest expense.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net Sales	$426,175	$515,147
Less:
Cost of goods sold	77,887	109,116
Salaries and wages	79,198	98,220
Stock-based compensation	30,353	75,633
Distributors incentives	1,658	8,278
Legal and accounting	83,569	119,909
Depreciation and amortization	12,943	12,377
Other operating expenses	190,331	284,229
Interest expense	77,086	74,239
Plus:
Other income	100,435	–
Net loss	$(26,415)	$(266,854)

NOTE 9 —SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were issued. Subsequent to March 31, 2026, the Company continued to pursue financing alternatives and continued to receive advances from related parties to support operations. No other subsequent events occurred that would require adjustment to or additional disclosure in the accompanying consolidated financial statements.

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

The tables presented below compare our results of operations for the three months ended as on March 31, 2026 & March 31, 2025 , in both dollars and percentages.

	For the Three Months Ended
	March 31, 2026	March 31, 2025	$ Variance Favorable/ (Unfavorable)	% Variance Favorable/ (Unfavorable)
Revenues:
Net sales	$426,175	$515,147	$(88,972)	-17%
Cost of sales	77,887	109,116	31,229	29%
Gross profit	348,288	406,031	(57,743)	-14%
Operating Expenses
Distributors incentives	1,658	8,278	(6,620)	80%
Selling, general and administrative	396,394	590,368	(193,974)	33%
Total operating expenses	398,052	598,646	(200,594)	34%
Loss from Operations	(49,764)	(192,615)	142,851	74%
Other Income	100,435	–	100,435	100%
Interest expense and financing costs	(77,086)	(74,239)	(2,847)	-4%
Net loss	$(26,415)	$(266,854)	$240,439	90%

For the three months ended March 31, 2026, the Company had net sales of $426,175. Comparatively, for the three months ended March 31, 2025, the Company had net sales of $515,147. Net sales decreased by 17% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The resulting decrease in net sales related to the product issues experienced with the medical testing machine and its effect on nutritional sales.

Cost of sales were $77,887 resulting in gross profit of $348,288 for the three months ended March 31, 2026. Cost of sales were $109,116 resulting in gross profit of $406,031 for the three months ended March 31, 2025. Cost of goods sold decreased by 29% and gross profit decreased by 14% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The resulting decrease related to lower product sales caused by the effects on the distributor base, which was partially offset by nutritional sales from other channels, from product issues experienced with the medical testing machine.

For the three months ended March 31, 2026, the Company recorded distributors’ incentives of $1,658 and other selling, general and administrative expenses of $396,394 resulting in total operating expenses of $398,052. These selling, general and administrative expenses consisted primarily of employee expenses of $93,518 and other operating expenses of $302,876. Other operating expenses consisted of advertising and marketing of $4,493, depreciation expense of $12,943, software costs of $4,803, bank and payment charges of $10,468, contract labor of $12,265, legal and accounting of $83,569, professional services of $50,823, equity compensation of $30,353, professional services of $50,823, equity compensation of $30,353, insurance of $5,088, taxes and licenses of $1,907, rent & lease of $4,853 and miscellaneous expenses of $81,311. Additionally, the Company had other income consisting of $19,101 of bad debt recovery and $81,334 of write-offs of accrued expenses for a total other income of $100,435 and interest expense and financing costs of $77,086 resulting in a net loss of $(26,415) for the three months ended March 31, 2026.

Comparatively, for the three months ended March 31, 2025, the Company paid out distributors’ incentives of $8,278 and other selling, general and administrative expenses of $590,368 resulting in total operating expenses of $598,646. These selling, general and administrative expenses consisted primarily of employee expenses of $116,076 and other operating expenses of $474,292. Other operating expenses consisted of advertising and marketing of $21,020, depreciation expense of $12,377, software costs of $1,700, bank and payment charges of $18,395, contract labor of $31,490, legal and accounting of $119,909, professional services of $128,287, equity compensation of $75,633, insurance of $10,421, taxes and licenses of $4,779, rent & lease of $9,375 and miscellaneous expenses of $40,906. Additionally, the Company had interest expense and financing costs of $74,239, resulting in a net loss of $(266,854) for the three months ended March 31, 2025.

Distributor incentives decreased by 80% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as a result of the reduction in incentives payable between the periods. Selling, general and administrative expenses, excluding amortization, decreased by 33% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, reflecting decreases related to equity compensation granted, reductions in legal, accounting and professional during the three months ended March 31, 2026.

The Company had a loss from operations of $(49,764) and $(192,615) and other income of $100,435 and $-0- for the three months ended March 31, 2026 and March 31, 2025, respectively. For those same periods, the Company had interest expense and financing costs of $(77,086) and $(74,239). As a result, the Company had a net loss of $(26,415) and $(266,854) for the three months ended March 31, 2026 and March 31, 2025, respectively. Other income increased by 100% and net loss decreased by nearly 90% and interest expense increased by 4% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The resulting decreases related to decreases incentive payable balances, legal, accounting, and professional expenses. Interest expense increased due to higher debt balances during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to raise funds through equity offerings or borrowings to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As reflected in the accompanying financial statements, for the three months ended March 31, 2026, the Company incurred a net loss of $(26,415), generated cash from operations of $26,629 and had a stockholder’s deficit of $4,533,316 as of that date. At March 31, 2026, the Company had cash on hand in the amount of $45,806. In addition, notes payable of $522,500 are in default. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

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

Operating Activities.

For the three months ended March 31, 2026, the Company had net loss of $(26,415). During that period, the Company incurred depreciation and amortization expense of $12,943,issued fair value of options issued to officers and directors for services of $6,782, issued common shares for services with a fair value of $23,571, and capitalized interest to loan balances of $3,944. The Company had a change in operating assets and liabilities consisting of a decrease in accounts receivable of $21,335, a decrease in inventories of $14,125, an increase in prepaid expenses and other assets of $914, an increase in accounts payable of $82,984, a decrease in accounts payable - related parties of $(98,499), an increase in accrued expenses and other liabilities of $33,718, an increase in accrued interest - related parties of $38,088 and a decrease of deferred revenue of $(3,699). As a result, the Company had net cash provided by operating activities of $26,629 for the three months ended March 31, 2026.

Comparatively, for the three months ended March 31, 2025, the Company had net loss of $(266,854). During that period, the Company incurred depreciation and amortization expense of $12,377, amortization of debt discount of $1,515, issued common shares for services with a fair value of $75,633, issued common shares as loan incentives with a fair value of $5,900,and capitalized interest to loan balances of $9,789. The Company had a change in operating assets and liabilities (net of amounts acquired) consisting of a decrease in accounts receivable of $3,837, an increase in inventories of $(29,344), a decrease in prepaid expenses and other assets of $64,264, an increase in accounts payable of $71,032, an increase in accounts payable - related parties of $265, an increase in accrued expenses and other liabilities of $61,571, an increase in accrued interest - related parties of $35,455 and a decrease in deferred revenue of $(7,745). As a result, the Company had net cash provided by operating activities of $37,695 for the three months ended March 31, 2025.

Investing Activities.

For the three months ended March 31, 2026 and March 31, 2025, the Company did not pursue any investing activities.

Financing Activities.

For the three months ended March 31, 2026, the Company made note and loan payments of $(56,017) and raised funds through notes payable amounting to $5,811. As a result, the Company had net cash used in financing activities of $(50,206).

Comparatively, for the three months ended March 31, 2025, the Company made note and loan payments of $(10,415). As a result, the Company had net cash used in financing activities of $(10,415).

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

Loans from unrelated parties are as follows:

	March 31, 2026	December 31, 2025
(A) Howard notes - In Default	$100,000	$100,000
(B) Goff note - In Default	22,500	22,500
(C) Insurance notes	4,673	6,083
(D) Alder note, net of discount	263,767	285,864
(E) EIDL notes ($400,000 in default)	550,000	550,000
(F) Stripe Capital	22,729	52,280
(G) Other	171,510	168,304
Total	1,135,179	1,185,031
Less current portion	(952,615)	(1,003,206)
Total long term	$182,564	$181,825

(A) The Company has two outstanding unsecured Howard Notes that are both in default. The first Howard note was advanced on June 28th, 2016 and the second on April 3rd, 2017 to Microvascular Health Solutions, LLC. Both notes are for $50,000 and had one-year terms, both notes are in default. The stated interest rate on each note was 2.5% per month, upon default the interest rate increased to 3.5% per month. The notes are secured by the accounts receivable of the borrower. At year end after the default each note contained a provision entitling the lender to 5% ownership in the borrower, a consolidated subsidiary. The Company estimates that if the interest in the subsidiary were converted into its common shares it would represent an equivalent of 29,400,000 shares, which would only be issuable at the option of the Company in lieu of the interest in the subsidiary.

(B) The Goff note had a maturity date of February 13th, 2016, the note is in default. The original note advanced $15,000 and called for a payment of $22,500 on the maturity date. The note provides for a 4% interest rate per annum after the maturity date.

(C) Insurance notes are from finance companies that provided short term financing of insurance premiums. The notes require ten installments.

((D) In January 10th, 2024, the Company issued two unsecured notes for $165,000 each to Adler and Genesis Glass. The notes are due in twelve months from the note date or before if the company brings in equity equal to $1,500,000. The funds were designated for the improvement of the technical infrastructure of the newly acquired DocSun Biomedical Holdings, Inc. Each note was issued with a $15,000 original issue discount and the issuance of 72,000 common shares with a fair value of $9,990 were paid to each lender as an additional loan fee, resulting in an aggregate loan discount of $49,980 which was fully amortized over the initial life of the loan. Subsequent to year end the loans were extended until October 9th, 2025 by agreement with the lender. The extension terms call for 1% interest per month and $5,000 payments per month on the Adler note until May 2025 at which time the payments become $5,000 per month for each note. The Company issued 250,000 common shares to the lender for each note extended. As of December 31, 2024, the aggregate principal and interest due under the notes was $328,644.

On October 9th, 2025, the Adler and Genesis Glass notes were combined into a single note payable to Adler with a principal balance of $295,207 and the term was extended to October 10, 2026. In the event that the Company raises over $2,000,000 in equity or debt financing 10% of the amount raised will be applied to the note until the principal is paid off. The extension terms call for 1% interest per month and $10,000 payments of principal and interest per month. In the event of an uplist of the Company to a national exchange, the lender has the option to convert the outstanding principal balance of the note into the Company’s common shares for 90 days after the uplist. The conversions price is fixed at $0.1325 per share. In the event of default, the Company will issue the lender 3,000,000 shares of its common stock and the monthly interest rate increases to 1.5% and the lender has the right to require immediate payment in full. The company made principal payments of $22,097 during the period ended March 31, 2026.

(E) Long Term Notes – EIDL

As principal amount of economic injury disaster loans (EIDL) issued under the Small Business Administration’s COVID-19 recovery program was $550,000 and $550,000 at March 31, 2026 and December 31, 2025, respectively. At December 31, 2025, the long-term balance of the EIDL loans was $150,000 and the current balance for delinquent loans was $400,000. The total balance is comprised of three notes made by subsidiaries of the Company, secured by the assets of the Company. One of which was acquired in the merger with Findit, Inc. and is in charge off status at the SBA. The Findit EIDL loan and the other $200,000 subsidiary loan are in default and shown as current liabilities. Each loan has a 30-year term and an interest rate of 3.75% per annum. The SBA granted a total of thirty months payment deferment period under the EIDL program for Covid-19 related loans, both EIDL loans qualified for and used the full deferment period. Interest continued to accrue during the deferment period and the deferred amounts will be paid as a balloon payment at the end of the 30-year amortization period. Current payments are being applied against interest accrued. The notes maturity dates are May 17, 2050 for a $150,000 note, July 12, 2051 for a $200,000 note and July 17, 2050 for the $200,000 Findit EIDL loan. As of March 31, 2026, the Company was delinquent on payments on two of the EIDL loans in the aggregate amount of $400,000, and such amounts have been reflected as current in the accompanying financial statements.

(F) On July 24th 2025, the Company took out a loan from Stripe Capital, a company affiliated with one of its credit card processors. The original principal of the loan was $105,800. The finance charge is stated as a fixed amount of $7,935 or 7% of the amount to be repaid. Payments are made on a daily basis with 22% of the sales volume processed through the Stripe merchant account being applied against the total amount to be repaid. There is a minimum repayment amount of $12,637 that applies to each 60-day period which has not affected the repayment amounts as of December 31, 2025. The loan does not have a fixed term for repayment but is expected to be fully repaid in 8 to 10 months. The company made principal payments of $29,550 during the period ended March 31, 2026. The remaining principal balance at March 31, 2026 is $22,729.

(G) As of March 31, 2026, five notes were issued for proceeds totaling $160,000. One of the convertible notes with an original principal amount of $30,000 is owned to a related party and the balance is reported in the Related Party Loans section below. The convertible notes have a stated interest rate of 16%, of which 10% is payable by adding to the principal of the note and 6% is payable in cash, biannually. The notes are convertible into common shares at the option of the noteholder at 0.09 cents per common share. The notes mature 2 years after the note date. The Company has the option to convert the convertible notes in the event of an uplift to a national stock exchange. The conversion price to the Company is the lesser of 0.09 cents or 85% of the price at on the national exchange. For each $5,000 principal of the notes, the Company granted 2,500 warrants to purchase common stock at 0.20 cents per common share. The warrants expire 2 years after the Company’s shares are listed on an internationally recognized exchange. The balance of the principal and accrued interest was $171,510 and $168,304 at March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, payments on two of the Economic Injury Disaster Loan (EIDL) facilities were delinquent. Consistent with the Company’s policy, any past-due principal and interest amounts payable within twelve months are classified as current liabilities on the condensed consolidated balance sheet. Management is pursuing extensions and other arrangements to cure delinquencies and improve liquidity.

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

The principal amount of debt from related parties is summarized in the following table:

Related Party	March 31, 2026	December 31, 2025
Libertas Trust	$180,000	$180,000	A
Wilshire Holding Trust	518,000	518,000	A
Resco Enterprises Trust	157,747	157,747	A
Avis Trust	67,606	67,606	A
JS Bird	32,079	32,079	A
Thomas Power	34,899	34,159	A
Richard Long	39,862	39,862	B
	$1,030,193	$1,029,453

(A)	Current or former officer or director or controlled entity by current or former officer or director

(B)	Relative of former officer

Each of the listed loans indicated with an A are demand loans that have a one-year term and an auto renewal feature. They bear an interest rate of 10% per annum.

The loan indicated with a B does not have stated terms.

The entire balance of related party loans is recorded as current liabilities.

Total accrued interest on related party debts was $605,510 at March 31, 2026 and $567,422 at December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based on the evaluation described above, our Chief Executive Officer, who also serves as our Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our intenal control over financial reporting described below.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period ended March 31, 2026. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as set forth below.

•	Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (iii) had inadequate segregation of duties consistent with control objectives; and (iv) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal control over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

•	Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

•	Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended March 31, 2026, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have implemented policies requiring separation of duties, a financial authorization matrix, and added an audit committee and compensation committee. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management initiated remediation activities subsequent to quarter-end; however, those activities were not in place long enough to be tested for operating effectiveness as of March 31, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see Note 7 “Commitments and Contingencies – Company Disputes and Other Claims in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following information is furnished with respect to sales of equity securities by the Company during the three months ended March 31, 2026 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

During the three months ended March 31, 2026, the Company issued 1,986,671 shares of its common stock, $0.001 par value, to two consultants and one professional service provider as compensation for services rendered to the Company. The aggregate fair value of the shares issued was $23,571, representing the consideration received by the Company in the form of services. The shares were fully vested upon issuance. No cash proceeds were received and no underwriter or placement agent was involved.

During the three months ended March 31, 2026, the Company also issued 571,431 shares of its common stock, $0.001 par value, to its directors and officers as compensation for services rendered in their capacity as directors and officers of the Company. The aggregate fair value of the shares issued was $6,782, representing the consideration received by the Company in the form of services. The shares were fully vested upon issuance. No cash proceeds were received and no underwriter or placement agent was involved.

Each of the foregoing issuances was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The facts relied upon include the following: each recipient was either an executive officer, director or service provider of the Company with a pre-existing relationship to the Company and access to information about the Company sufficient to make an informed investment decision; the issuances did not involve any general solicitation or general advertising; the securities were issued as restricted securities and bear restrictive legends; and the recipients represented that they were acquiring the securities for investment and not with a view to distribution.

Item 3. Defaults Upon Senior Securities

As of March 31, 2026, the Company was in default on the following indebtedness, which is more fully described in Note 5 to the condensed consolidated financial statements:

(i) Two unsecured promissory notes payable to a single unrelated lender (the “Howard Notes”), each in the original principal amount of $50,000, with aggregate outstanding principal of $100,000 as of March 31, 2026. The Howard Notes had one-year terms and matured in 2017 and 2018, respectively. The notes bore a stated interest rate of 2.5% per month, increasing to 3.5% per month upon default. The Company has not made the principal payments due at maturity. The amount of the default with respect to principal is the entire $100,000 outstanding balance, plus accrued and unpaid interest of $3,500.

(ii) An unsecured promissory note payable to an unrelated lender (the “Goff Note”) in the maturity amount of $22,500, which matured on February 13, 2016. The Goff Note bears interest at 4% per annum after the maturity date. The Company has not made the payment due at maturity. The amount of the default is the entire $22,500 outstanding balance, plus accrued and unpaid post-maturity interest of $10,980.

(iii) Two Economic Injury Disaster Loans (“EIDL”) issued by the U.S. Small Business Administration to subsidiaries of the Company, with aggregate outstanding principal of $400,000 as of March 31, 2026 (consisting of one loan in the principal amount of $200,000 acquired in the merger with Findit, Inc. and currently in charge-off status with the SBA, and a separate $200,000 subsidiary loan). The EIDL loans are secured by substantially all of the borrower’s assets and bear interest at 3.75% per annum over a 30-year term. The Company was delinquent on scheduled payments on these two loans, and the entire $400,000 of principal is reflected as current on the balance sheet. The amount of the default is the entire $400,000 of principal, plus accrued and unpaid interest of $81,135.

The aggregate principal amount of indebtedness in default as of March 31, 2026 is $522,500. The total arrearage (principal plus accrued and unpaid interest) is $603,635; is included in accrued interest on the condensed consolidated balance sheet. The Company has not received notices of acceleration with respect to the foregoing indebtedness as of the date of this report, although certain of the underlying instruments permit the holders to accelerate payment.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filed Herewith
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

Date: May 20, 2026

